Form 10-Q
period 1996-09-30
STORM TECHNOLOGY INC
filed 1996-11-13
CIK 1017546

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the quarterly period ended September 30, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the transition period from ____ to ____


                        Commission File Number: 0-21449



                             STORM TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)


                Delaware                                   77-0239305
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

                              521 Almanor Avenue
                              Sunnyvale, CA 94086
             (Address of principal executive office and zip code)


                                (408) 522-1200
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


  The number of shares of the Registrant's Common Stock outstanding as of October 4, 1996 was 10,424,875.


  This report, including exhibits, consists of 19 pages. The exhibit index begins on page 16.

                            STORM TECHNOLOGY, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION
                                                                          Page
                                                                          ----
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet at September 30, 1996 and
 December 31, 1995........................................................  3

Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 1996 and 1995............................  4

Condensed Consolidated Statement of Cash Flows for the nine months ended
 September 30, 1996 and 1995..............................................  5

Notes to Unaudited Condensed Consolidated Financial Statements............  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  8


PART II- OTHER INFORMATION

Item 1.  Legal Proceedings................................................  15

Item 2.  Changes in Securities............................................  15

Item 3.  Defaults Upon Senior Securities..................................  15

Item 4.  Submission of Matters to a Vote of Security Holders..............  15

Item 5.  Other Information................................................  15

Item 6.  Exhibits and Reports on Form 8-K.................................  15

Signatures................................................................  15

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                             STORM TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (In thousands, unaudited)

                                               September 30,    December 31,
                                                    1996            1995
                                               -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents...................  $    966         $ 1,865
  Accounts receivable, net....................     6,274           2,676
  Receivable from related party...............       623              --
  Inventories.................................     5,798           1,212
  Other current assets........................       276              66
                                                --------         -------
    Total current assets......................    13,937           5,819
Property and equipment, net...................       465             160
Goodwill......................................       730              --
Other assets..................................       122              --
                                                --------         -------
       Total assets...........................  $ 15,254         $ 5,979
                                                ========         =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable............................  $  2,240         $   342
  Accrued liabilities.........................     1,696             314
  Payable to related party....................    10,876           2,590
  Line of credit..............................     1,860              --
                                                --------         -------
    Total current liabilities.................    16,672           3,246
                                                --------         -------
Commitments (Note 4)
Stockholders' equity (deficit) :
  Convertible preferred stock.................         7               2
  Common stock................................         1               1
  Additional paid-in capital..................    16,391          11,220
  Deferred compensation.......................      (203)             --
  Accumulated deficit.........................   (17,614)         (8,490)
                                                --------         -------
    Total stockholders' equity (deficit)......    (1,418)          2,733
                                                --------         -------
       Total liabilities and stockholders'
          equity (deficit)....................  $ 15,254         $ 5,979
                                                ========         =======

  The accompanying notes are an integral part of these financial statements.

                            STORM TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                             Three months ended       Nine months ended
                                               September 30,           September 30,
                                           ---------------------   ---------------------
                                             1996        1995        1996        1995
                                           ---------   ---------   ---------   ---------
Revenues:
       Product..........................    $ 7,853     $   795     $15,486     $ 2,337
       Royalty and other................        361          51         749         512
                                            -------     -------     -------     -------
          Total revenues................      8,214         846      16,235       2,849
Cost of product revenues................      5,805         576      11,502       1,650
                                            -------     -------     -------     -------
Gross profit............................      2,409         270       4,733       1,199
                                            -------     -------     -------     -------
Operating expenses:
       Research and development.........        865         358       1,990       1,107
       Marketing and selling............      1,988         890       5,407       2,279
       General and administrative.......        761         145       1,463         486
       In-process research and                   --          --       5,000          --
        development.....................    -------     -------     -------     -------
          Total operating expenses......      3,614       1,393      13,860       3,872
                                            -------     -------     -------     -------
Loss from operations....................     (1,205)     (1,123)     (9,127)     (2,673)
Interest income (expense), net..........        (30)          8           3          33
                                            -------     -------     -------     -------
Net loss................................    $(1,235)    $(1,115)    $(9,124)    $(2,640)
                                            =======     =======     =======     =======
Pro forma net loss per common and
 common equivalent share................    $ (0.15)    $ (0.15)    $ (1.12)    $ (0.35)
                                            =======     =======     =======     =======
Pro forma weighted average number of
 common and common equivalent shares          8,334       7,528       8,143       7,491
                                            =======     =======     =======     =======

  The accompanying notes are an integral part of these financial statements.

                            STORM TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands, unaudited)

                                             Nine months ended
                                               September 30,
                                           ---------------------
                                             1996        1995
                                           ---------   ---------
Cash flows from operating activities:
   Net loss...............................  $(9,124)    $(2,640)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
       Depreciation and amortization......      244         110
       Write-off of purchased
        in-process research and
        development.......................    5,000          --
       Other non-cash charges.............       49          --
       Changes in assets and
        liabilities:
          Accounts receivable.............   (1,796)       (239)
          Inventories.....................   (2,134)       (658)
          Other current assets............     (210)        148
          Other long-term assets..........     (122)         --
          Accounts payable................    1,738       1,066
          Accrued liabilities.............     (620)       (171)
          Payable to related party........    2,635          --
                                            -------     -------
            Net cash used in operating
             activities...................   (4,340)     (2,384)
                                            -------     -------
Cash flows from investing activities:
   Purchase of property and equipment.....     (400)        (48)
   Sales of short-term investments........      100       1,747
   Other..................................      268        (100)
                                            -------     -------
            Net cash provided by (used in)
             investing activities.........      (32)      1,599
                                            -------     -------
Cash flows from financing activities:
   Net proceeds from line of credit.......    1,860          --
   Proceeds from issuance of
    convertible preferred stock, net......    1,490       1,681
   Proceeds from issuance of common
    stock.................................      123           8
                                            -------     -------
            Net cash provided by financing
             activities...................    3,473       1,689
                                            -------     -------
Net increase (decrease) in cash and
 cash equivalents.........................     (899)        904

Cash and cash equivalents at the
 beginning of the period..................    1,865         542
                                            -------     -------
Cash and cash equivalents at the end of
 the period...............................  $   966     $ 1,446
                                            =======     =======

  The accompanying notes are an integral part of these financial statements.

                            STORM TECHNOLOGY, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION:

  Storm Technology, Inc. (the "Company") is a leading provider of digital photo solutions that enable consumers and small businesses to input, store, organize, enhance and use photos easily on their personal computers.

  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, including notes thereto, included in the Company's Form S-1 Registration Statement, as amended September 30, 1996. The results of operations for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

  On March 18, 1996, the Company acquired all outstanding shares of Primax Electronics (USA), Inc. ("Primax USA") and certain technologies from Primax Electronics, Ltd. ("Primax Taiwan"). The condensed consolidated financial statements for the nine month period ended September 30, 1996 include the results of Primax USA for the period subsequent to the acquisition date through September 30, 1996. All significant intercompany accounts and transactions have been eliminated.

  On October 1, 1996, the Company completed an initial public offering of its common stock, selling 3,277,500 shares (including 850,000 shares sold by selling stockholders) at $10.50 per share. Net proceeds to the Company were approximately $23 million after deducting related issuance costs. The accompanying condensed consolidated financial statements do not reflect the impact of such offering as it occurred subsequent to September 30, 1996.

NOTE 2--PRO FORMA NET LOSS PER SHARE:

  Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the if-converted method) and stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive, except that, pursuant to a Securities and Exchange Commission Staff Accounting Bulletin, shares of common stock, convertible preferred stock (using the if-converted method) and common stock options and warrants (using the treasury stock method and the initial public offering price of $10.50) issued within 12 months prior to the Company's initial public offering have been included in the computation as if they were outstanding for each period presented.

                             STORM TECHNOLOGY, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 3--ACQUISITION:

  On March 18, 1996, the Company acquired all outstanding shares of Primax USA and certain technologies from Primax Taiwan in exchange for 4,214,329 shares of the Company's Series E Convertible Preferred Stock. The transaction was accounted for under the purchase method of accounting. Approximately $5 million of the purchase price was allocated to in-process research and development. Because such technology was in-process hardware research and development, the value of which was determined by an independent appraiser, the amount was immediately charged to operations.

  The following table presents the unaudited pro forma consolidated results of operations for the nine months ended September 30, 1996 and 1995 as if the transaction completed in 1996 had been completed on January 1, 1995, with the pro forma adjustments giving effect principally to the elimination of service revenues recognized by Primax USA related to services performed for the Company, the elimination of the non recurring charge for in-process research and development acquired from Primax Taiwan and the amortization of goodwill:

                                            Nine months ended
                                              September 30,
                                           --------------------
                                             1996        1995
                                           ---------   --------
   Total revenues.......................    $18,339    $ 8,289
   Net loss.............................     (4,603)    (3,571)
   Pro forma net loss per common and
    common equivalent share.............    $ (0.57)   $ (0.48)

NOTE 4--COMMITMENTS:

      The Company has entered into a patent cross license agreement with a third party which provides for a lump sum payment by the Company and potential ongoing royalty payments after two years relating to an ancillary feature of certain of the Company's products for which payments Primax Taiwan has agreed to reimburse the Company pursuant to indemnification obligations entered into in connection with the sale of technology to the Company in March 1996. The Company believes that this agreement will not have a material adverse effect on the Company's business, operating results or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This report contains forward-looking statements which reflect the current
  -------------------------------------------------------------------------
views of the Company with respect to future events that will have an effect on
------------------------------------------------------------------------------
its future financial performance. These statements include the words "expects,"
------------------------------------------------------------------------------
"believes" and similar expressions. These forward-looking statements are subject
--------------------------------------------------------------------------------
to various risks and uncertainties, including those referred to under "Factors
------------------------------------------------------------------------------
That May Affect Future Results" and elsewhere herein and contained in the
-------------------------------------------------------------------------
Company's Form S-1 Registration Statement, that could cause actual results to
-----------------------------------------------------------------------------
differ materially from historical results or those currently anticipated.
------------------------------------------------------------------------

Overview

  The Company is a leading provider of digital photo solutions that enable consumers and small businesses to input, store, organize, enhance and use photos easily on their PCs. The Company was founded in 1990 to pioneer Joint Photographic Experts Group ("JPEG") image compression technology. During its initial years, the Company began its recruitment of an experienced management team and developed and licensed its image compression hardware and software technology to leading desktop publishing companies on an OEM basis as a source of cash flow to fund the Company. In 1993, the Company released its PhotoFlash image editing software which was distributed by the Company exclusively to Apple Computer, Inc. in exchange for an advance and ongoing royalties.

  During 1994, the Company began development of its EasyPhoto software, a powerful consumer-friendly environment for using digital photos, and began its transition from being focused solely on OEM technology licensing to being a provider of consumer-oriented digital photo solutions sold at retail and on an OEM basis. This resulted in a shift in the Company's financial model to higher sales growth at a lower gross margin.

  In September 1994, the Company entered into an agreement with Primax Taiwan providing for the OEM purchase by the Company of photo scanners manufactured by Primax Taiwan to be bundled with the Company's EasyPhoto software environment. The Company decided to enter into the photo input business primarily to take advantage of a consumer need for an integrated hardware/software solution that is easy to install and use and is affordable at consumer price points. Sales of the EasyPhoto Reader product began in February 1995, and the Company expanded retail distribution of the product throughout 1995 and the first nine months of 1996.

  In March 1996, the Company acquired from Primax Taiwan the technology for the hardware component of the EasyPhoto Reader product, in-process technology of other photo scanner products and Primax Taiwan's U.S. subsidiary, which was primarily a sales distribution company for Primax Taiwan products in North America. This acquisition, which was accounted for as a purchase, resulted in a $5.0 million write-off by the Company of acquired in-process research and development during the first quarter of 1996. In addition, the Company recorded $0.8 million of goodwill to be amortized over a four-year period.

  In June 1996, the Company began distribution of its EasyPhoto SmartPage product, a full page sheetfed color scanner capable of scanning wallet sized to full-page photos and documents. The EasyPhoto SmartPage hardware is currently purchased on an OEM basis from a third party.

  In August 1996, the Company initiated shipment of its EasyPhoto Drive product. The EasyPhoto Drive is a retail version of the Company's PhotoDrive product sold on an OEM basis to PC suppliers.

Results of Operations

  The following table sets forth for the periods indicated certain line items from the Company's Condensed Consolidated Statement of Operations as a percentage of the Company's total revenues:

                                           Three months ended     Nine months ended
                                             September 30,          September 30,
                                          --------------------   -------------------
                                            1996       1995        1996       1995
                                          --------   ---------   --------   --------
Revenues:
 Product                                     95.6%       94.0%      95.4%      82.0%
 Royalty and other                            4.4         6.0        4.6       18.0
                                           ------     -------     ------     ------
    Total revenues                          100.0       100.0      100.0      100.0
Cost of product revenues                     70.7        68.1       70.8       57.9
                                           ------     -------     ------     ------
Gross profit                                 29.3        31.9       29.2       42.1
Operating Expenses:
 Research and development                    10.5        42.3       12.3       38.9
 Marketing and selling                       24.2       105.2       33.3       80.0
 General and administrative                   9.3        17.1        9.0       17.0
 In-process research and development           --          --       30.8         --
                                           ------     -------     ------     ------
    Total operating expenses                 44.0       164.6       85.4      135.9
                                           ------     -------     ------     ------
Loss from operations                        (14.7)     (132.7)     (56.2)     (93.8)
Interest income (expense), net               (0.3)        0.9         --        1.1
                                           ------     -------     ------     ------
Net loss                                    (15.0)%    (131.8)%    (56.2)%    (92.7)%
                                           ======     =======     ======     ======


 Revenues
 --------

  Product revenues were $7.9 million in the third quarter of 1996, a significant increase from the $0.8 million reported in the third quarter of 1995. Product revenues increased to $15.5 million for the nine months ended September 30, 1996 from $2.3 million for the comparable period in 1995. The significant growth in product revenues was due primarily to higher unit sales of the Company's EasyPhoto Reader product and the introduction of the Company's EasyPhoto SmartPage and EasyPhoto Drive products in June and August 1996, respectively.

  Royalty and other revenues increased to $0.4 million in the third quarter of 1996 from $0.1 million in the third quarter of 1995. For the nine months ended September 30, 1996, royalty and other revenues increased to $0.7 million from $0.5 million in the nine month period ended September 30, 1995. The increase in royalty and other revenues is primarily due to the OEM licensing of certain photo scanner technologies, which principally began in the second quarter of 1996.


 Cost of product revenues
 ------------------------

  Cost of product revenues increased to $5.8 million (70.7% of revenues) in the third quarter of 1996 from $0.6 million (68.1% of revenues) in the third quarter of 1995. Cost of product revenues were $11.5 million (70.8% of revenues) and $1.7 million (57.9% of revenues) for the nine month periods ended September 30, 1996 and 1995, respectively. Cost of product revenues increased in dollar amounts as the Company incurred higher costs associated with higher unit sales of the EasyPhoto Reader product and the introduction of the EasyPhoto SmartPage and EasyPhoto Drive products.

 Gross profit
 ------------

  Gross profit was $2.4 million and $0.3 million, respectively, for the third quarter of 1996 and 1995, representing 29.3% and 31.9%, respectively, of total revenues for such periods. Gross profit was $4.7 million and $1.2 million, respectively, for the nine month periods ended September 30, 1996 and 1995, representing 29.2% and 42.1%, respectively, of total revenues for such periods. The decrease in gross margin was due to the Company's transition from being engaged primarily in the high margin OEM licensing business to providing lower margin hardware and software solutions primarily on a retail basis. Additionally, during 1996 the Company earned lower margins on product lines acquired from Primax USA that the Company is in the process of phasing out.


 Research and development
 ------------------------

  Research and development expenses increased to $0.9 million (10.5% of revenues) in the third quarter of 1996 from $0.4 million (42.3% of revenues) in the third quarter of 1995. Research and development expenses were $2.0 million (12.3% of revenues) and $1.1 million (38.9% of revenues) respectively, for the nine months ended September 30, 1996 and 1995. The increase in these expenses in dollar amounts from 1995 to 1996 is primarily attributable to an increase in research and development personnel to support the Company's continued growth. The decrease in research and development expenses as a percentage of total revenues from 1995 to 1996 is attributable to the rapid growth of the Company's revenues in 1996. The Company intends to continue to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues.


 Marketing and selling
 ---------------------

  Marketing and selling expenses increased to $2.0 million (24.2% of revenues) in the third quarter of 1996 from $0.9 million (105.2% of revenues) in the third quarter of 1995. For the nine months ended September 30, 1996 and 1995, marketing and selling expenses were $5.4 million (33.3% of revenues) and $2.3 million (80.0% of revenues), respectively. The increase in these expenses in dollar amounts from 1995 to 1996 is primarily the result of increased marketing, advertising and promotional expenses associated with new and existing retail products and an increase in the number of sales personnel. The decrease in marketing and selling expenses as a percentage of total revenues from 1995 to 1996 is attributable to the rapid growth of the Company's revenues in 1996. The Company believes that such expenses will increase in dollar amounts as the Company expands its sales and marketing staff and promotional efforts to support the Company's continued growth, although marketing and selling expenses may vary as a percentage of total revenues.


 General and administrative
 --------------------------

  General and administrative expenses increased to $0.8 million (9.3% of revenues) in the third quarter of 1996 from $0.1 million (17.1% of revenues) in the third quarter of 1995. For the nine months ended September 30, 1996 and 1995, general and administrative expenses were $1.5 million (9.0% of revenues) and $0.5 million (17.0% of revenues), respectively. The increase in these expenses in dollar amounts from 1995 to 1996 is primarily attributable to an increase in administrative personnel to support the Company's continued growth. As part of the Primax USA acquisition transaction, in March 1996, the Company recorded $0.8 million of goodwill, which the Company is amortizing over a four-year period as part of its general and administrative expenses. The decrease in general and administrative expenses as a percentage of total revenues from 1995 to 1996 is attributable to the rapid growth of the Company's revenues in 1996. The Company believes that such expenses will increase in dollar amounts as the Company increases its staffing to support the Company's continued growth and as the Company experiences higher costs associated with being a public company, although general and administrative expenses may vary as a percentage of total revenues.

 In-process research and development
 -----------------------------------

  In March 1996, the Company acquired certain in-process photo scanner technologies from Primax Taiwan in a transaction accounted for as a purchase. The Company recorded a one-time write-off of $5.0 million to acquired in-process research and development as a result of the acquisition.


 Interest income (expense), net
 ------------------------------

  Interest income (expense), net consists primarily of interest earned on cash equivalents and short-term investments and interest expense incurred in connection with the Company's line of credit. Interest income (expense), net was less than $0.1 million in each of the periods presented. During the third quarter of 1996 the Company began to borrow funds under its existing line of credit, primarily to support growth in the Company's working capital requirements.


 Provision for income taxes
 --------------------------

  No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company has financed its working capital and capital expenditure requirements primarily through the private sale of equity securities totaling approximately $12.8 million. During the first nine months of 1996 the Company generated $3.5 million from financing activities, including $1.9 million from borrowings under the Company's line of credit and $1.6 million from the sale of equity securities. These funds were principally used to support operating activities, which used cash of $4.3 million for the nine months ended September 30, 1996.

  As of September 30, 1996, the Company had approximately $1.0 million in cash and cash equivalents. On May 16, 1996, the Company entered into a loan and security agreement for a $3.5 million revolving line of credit and a $6.5 million accounts receivable line of credit. The lines of credit are secured by the assets of the Company. All obligations up to an amount of $3.5 million under the revolving line of credit are guaranteed by Primax Taiwan. At September 30, 1996, the outstanding borrowings under the bank lines of credit totaled $1.9 million. As of September 30, 1996, the Company's principal commitments consisted primarily of the above-mentioned lines of credit and a lease for its office facilities. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects that, in the future, cash in excess of current requirements will be invested in investment grade, interest-bearing securities.

  On October 1, 1996, the Company completed a public offering of its common stock, selling 3,277,500 shares (including 850,000 shares sold by selling stockholders) at $10.50 per share. Net proceeds to the Company were approximately $23 million after deducting related issuance costs. The accompanying condensed consolidated financial statements do not reflect the impact of such offering as it occurred subsequent to September 30, 1996.

     The Company believes that the net proceeds from its initial public offering, existing cash balances, the bank lines of credit and funds generated from operations will be sufficient to meet the Company's capital and operating requirements for the next 12 months. Although operating activities may provide cash in certain periods, to the extent that the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such growth may require the Company to obtain additional equity or debt financing. In addition, although there are no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, the Company from time to time evaluates potential acquisitions of businesses, products and technologies and may in the future require additional equity or debt financings to consummate such potential acquisitions.

Factors That May Affect Future Results

  The Company's quarterly and annual operating results are affected by a wide
  ---------------------------------------------------------------------------
variety of risks and uncertainties as discussed below and in the Company's
--------------------------------------------------------------------------
Registration Statement on Form S-1. This Report on Form 10-Q should be read in
------------------------------------------------------------------------------
conjunction with such Form S-1, particularly the "Risk Factors" contained
-------------------------------------------------------------------------
therein.
-------

  The Company, which was founded in January 1990, commenced shipment of its initial EasyPhoto product in the first quarter of 1995. Accordingly, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company has incurred net losses in every period since inception. There can be no assurance that it will attain profitability, or, if profitability is attained, that the Company will sustain profitability on a quarterly or an annual basis.

  The market for digital photo products and, in particular, for the Company's EasyPhoto line of scanners and software products, is new and rapidly evolving. The Company currently derives substantially all of its revenues from its EasyPhoto photo scanners and software products and expects that revenues from these products will continue to account for substantially all of its revenues for the foreseeable future. There can be no assurance that the market for digital photos will develop as anticipated by the Company, or that the Company's products will be broadly accepted. The Company recently began volume shipments of two new products, EasyPhoto SmartPage and EasyPhoto Drive, in June and August of 1996, respectively, and expects to receive a significant percentage of its revenues from the sale of these products in the fourth quarter of this year. There can be no assurance that these products will achieve broad market acceptance or that they will be successfully marketed or sold on a profitable basis. Furthermore, while the Company currently competes directly with a relatively small number of competitors, it faces indirect competition from a number of sources and expects to experience increased competition in the future. Many of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer bases, than the Company. As a result, these competitors may be able to respond more effectively to new or emerging technologies and changes in customer requirements, withstand significant price decreases or devote greater resources to the development, promotion, sale and support of their products than the Company. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

  The Company has experienced and will continue to experience significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors, many of which are outside of the Company's direct control. These factors include development of consumer demand for digital photos on PCs in general and for the Company's products in particular, the Company's success in developing, introducing and shipping new products and product enhancements in a timely manner, the purchasing patterns and potential product returns from the Company's retail distribution, the potential for reduced revenue due to price protection granted to distributors, the performance of the Company's contract manufacturers and component suppliers, the Company's ability to respond to new product introductions and price reductions by its competitors, the timing, cancellation or rescheduling of significant orders from OEMs or distributors, the availability of key components and changes in the cost of materials for the Company's products, the level of demand for PCs, the Company's ability to attract, retain and motivate qualified personnel, the timing and amount of research and development, marketing and selling and general and administrative expenditures, and general economic conditions. In addition, the Company has experienced seasonality in its operating results. The Company believes that the seasonality of its revenues results primarily from the purchasing habits of consumers and the timing of the Company's fiscal year end. The Company currently believes that such patterns will generally continue.

  Revenues and operating results in any quarter depend on the volume, timing and ability to fulfill customer orders, the receipt of which is difficult to forecast. A significant portion of the Company's operating expenses is relatively fixed in advance, based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse effect of a shortfall in sales on the Company's operating results may be magnified by the Company's inability to adjust operating expenses in the short term to compensate for such shortfall. Accordingly, any significant shortfall in revenues relative to the Company's expectations would have an immediate material adverse impact on the Company's operating results and financial condition. The Company may also be required to reduce prices in response to competition or increase spending to pursue new product or market opportunities. In the event of significant price competition in the market for the Company's products, the Company would be required to decrease costs at least proportionately in order to maintain profit margins and would be at a significant disadvantage compared to competitors with substantially greater resources, which could more readily withstand an extended period of downward pricing pressure.

  Due to the foregoing and other factors, it is likely that in some future period the Company's operating results will be below results for the prior or comparable period or below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by early-stage companies participating in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks.

  Primax Taiwan and a third party are currently the sole manufacturing sources for the hardware component of the Company's EasyPhoto Reader/Drive and SmartPage products, respectively. The Company expects that it will continue to rely in the foreseeable future on these suppliers for substantially all of its materials procurement, assembly, system integration, testing and quality assurance. There can be no assurance that such suppliers will be able to meet the Company's requirements for quality manufactured products at competitive prices. Any inability to obtain hardware components at competitive prices from these suppliers or to increase manufacturing capacity from such suppliers as required could have a material adverse effect on the Company's business, results of operations and financial condition.

  Since February 1995, most of the Company's sales have been made to distributors, computer superstores, consumer electronic superstores, office supply superstores, specialty computer stores, on-line companies, mass merchants and OEMs and, to a lesser extent, mail order companies. Accordingly, the Company is dependent upon the continued viability and financial stability of these resellers. The Company's reseller customers offer products of several different companies, including scanner products that are competitive with the Company's products. Accordingly, these resellers may give higher priority to products of suppliers other than the Company through increased shelf space or promotions, thus reducing their efforts to sell the Company's product. In addition, as is typical in the personal computer industry, the Company grants its distributors price protection and certain rights of return with respect to products purchased by them. The Company accrues for expected returns and anticipated price reductions in amounts that the Company believes are reasonable. However, there can be no assurance that these accruals will be sufficient, especially in light of the rapid product obsolescence that often occurs during product transitions. In order to respond to competitive pricing actions, increase sales or expand the distribution of its products, the Company may reduce the prices of its products, which could give rise to significant price protection charges and which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the difficulty in predicting future sales and the anticipated short product life cycles of the Company's products due to frequent upgrades increase the risk that new product introductions, price reductions by the Company or its competitors, or other factors affecting the digital photo market could result in significant product returns. Any price protection charges or product returns in excess of recorded allowances would have a material adverse effect on the Company's business, operating results and financial condition.

  The Company has recently experienced and may continue to experience growth in the number of employees, the scope of its operating and financial systems and the geographic distribution of its operations and customers due to an anticipated increase in sales and the recent acquisition transaction with Primax Taiwan. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to assimilate such new personnel and to implement and improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  Not applicable.

ITEM 2.   CHANGES IN SECURITIES

  Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 5.   OTHER INFORMATION

  Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)  See Exhibit Index.

  (b) No reports on Form 8-K were filed during the three month period ended September 30, 1996.



                                   SIGNATURES

  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: November 13, 1996.

                           STORM TECHNOLOGY, INC.

                           By: /s/ RICK M. MCCONNELL
                               ---------------------
                               Rick M. McConnell
                            Chief Financial Officer
               and Vice President of Finance and Administration
                 (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            EXHIBIT TITLE
------ ------------------------------------------------------------------------

 2.1* Form of Agreement and Plan of Merger between Storm Primax, Inc., a California corporation ("Storm California"), and Storm Primax, Inc., a Delaware corporation ("Storm Delaware").

 3.1*  Sixth Amended and Restated Articles of Incorporation of Storm
       California.

 3.2*  Certificate of Incorporation of Storm Delaware.

 3.3*  Bylaws of Storm California.

 3.4*  Bylaws of Storm Delaware.

10.1*  Form of Indemnity Agreement for officers and directors.

10.2*  The Registrant's Amended and Restated Stock Option Plan.

10.4*  The Registrant's 1996 Outside Directors Stock Option Plan.

10.5*  The Registrant's 1996 Employee Stock Purchase Plan.

10.9*  Series D Preferred Stock Purchase Agreement dated July 27, 1995.

10.10* Series F Preferred Stock Purchase Agreement dated June 11, 1996.

10.11* Fourth Amended and Restated Rights Agreement dated June 11, 1996, as amended.

10.12* Agreement and Plan of Reorganization by and among Storm Software,
       Inc., Storm Acquisition Corporation, Primax Electronics (U.S.A.) Inc., and Primax Electronics, Ltd. ("Primax") dated February 24, 1996.

10.13* Manufacturing and Purchase Agreement by and between Storm California and Primax dated February 24, 1996.

10.14* Asset Transfer Agreement by and between Storm California and Primax dated February 24, 1996.

10.15* International Distribution Agreement by and between Storm California and Primax dated February 29, 1996.

10.16* International Distribution Agreement by and between Storm California and Primax Electronics Europe B.V. dated February 29, 1996.

10.17* Distribution Agreement by and between Storm California and Primax dated February 29, 1996.

10.18* Sales Representative Agreement by and between Storm California and
       Primax dated February 29, 1996.

10.19* Agreement by and between Intel Corporation and Storm California dated
       May 22, 1996.

10.20* Warrant to purchase Stock of Storm California issued to Intel
       Corporation dated May 16, 1996 (incorporated by reference to Exhibit D to
       Exhibit 10.19).

10.21* Warrant to purchase Series B Preferred Stock of Storm California issued to Dominion Ventures, Inc. on May 15, 1992.

10.25* Amendment No. 1 dated July 24, 1996 to the Agreement by and between
       Storm California and Intel, dated May 22, 1996.

10.26* Bundling Agreement by and between Storm California and Netscape
       Communications Corporation dated July 24, 1996.

                                 EXHIBIT INDEX
                                  (Continued)

EXHIBIT
NUMBER                            EXHIBIT TITLE
------ ------------------------------------------------------------------------

10.27* Termination Agreement by and between Primax and Storm California dated July 1, 1996.

10.28* Addendum One dated June 11, 1996 to the Manufacturing and Purchase
       Agreement between Primax and Storm California.

10.29* Lease Agreement between BRE Properties, Inc. and Primax (USA).

10.30* Amendment One to the Distribution Agreement by and between Storm
       California and Primax dated February 29, 1996.

11.1   Calculation of Pro Forma Net Loss Per Share.

27     Financial Data Schedule.

* Incorporated by reference from the exhibits with corresponding numbers from the Company's Registration Statement (No. 333-06911), as amended on September 30, 1996.

   All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.