Form 10-K
period 1996-12-31
STORM TECHNOLOGY INC
filed 1997-03-31
CIK 1017546

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 (NO FEE REQUIRED)
                  For the transition period from ____ to ____

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

                                 (415) 691-6600
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 1997 ($4.50) as reported on the Nasdaq National Market, was approximately $25,295,000. Shares of Common Stock held by each officer and director and by each person who owned 5% or more of the Registrant's outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of shares of the Registrant's Common Stock outstanding as of February 28, 1997 was 10,424,331.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                             STORM TECHNOLOGY, INC.
                               TABLE OF CONTENTS
                                 1996 FORM 10-K


                                     PART I

                                                                          Page
                                                                          ----


Item 1.  Business.....................................................      3

Item 2.  Properties...................................................      9

Item 3.  Legal Proceedings............................................      9

Item 4.  Submission of Matters to a
         Vote of Security Holders.....................................      9

                                    PART II


Item 5.  Market for the Registrant's
         Common Stock and Related Stockholder
         Matters......................................................     10

Item 6.  Selected Consolidated
         Financial Data................................................    10

Item 7.  Management's Discussion and
         Analysis of Financial Condition and
         Results of Operations......... ..............................     11

Item 8.  Financial Statements and
         Supplementary Data...........................................     17

Item 9.  Changes in and Disagreements
         with Accountants on Accounting and
         Financial Disclosure.........................................     30

                                    PART III


Item 10. Directors and Executive
         Officers of the Registrant.................. ................     31

Item 11. Executive Compensation.......................................     32

Item 12. Security Ownership of Certain
         Beneficial Owners and Management.............................     32

Item 13. Certain Relationships and
         Related Transactions.........................................     32

                                    PART IV


Item 14. Exhibits, Financial Statement
         Schedules and Reports on Form 8-K............................     32

Signatures............................................................     35

PART I

  Forward looking statements in this Annual Report on Form 10-K are made
------------------------------------------------------------------------
pursuant to the safe harbor provisions of the Private Securities Litigation
---------------------------------------------------------------------------
Reform Act of 1995. Stockholders are cautioned that all forward-looking
-----------------------------------------------------------------------
statements pertaining to the Company involve risks and uncertainties, including,
-------------------------------------------------------------------------------
without limitation, those contained in Item 7 of this report under the caption
------------------------------------------------------------------------------
entitled "Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations-Factors That May Affect Future Results" and other risks
-----------------------------------------------------------------------------
detailed from time to time in the Company's periodic reports and other
----------------------------------------------------------------------
information filed with the Securities and Exchange Commission.
--------------------------------------------------------------

ITEM 1.  BUSINESS

  Storm Technology, Inc. ("Storm" or the "Company") is a leading provider of digital photo solutions that enable consumers and small businesses to input, store, organize, enhance and use photos easily on their personal computers ("PCs"). The Company's vision is to empower consumers to use digital photos to create more personal, memorable and effective communications. The Company believes that the $16 billion worldwide chemical photography market is evolving to a market that will increasingly include digital photos due in part to the increasing availability of photo capture devices and software which enable people to use digital photos with their computers. This transition, coupled with the recent proliferation of powerful multimedia home PCs, is leading to the emergence of digital photos as a new and rapidly growing product category for consumers. To capitalize on this emerging market opportunity, Storm develops and markets software-differentiated, consumer-branded products that are easy to use, result in high image quality and provide consumers and small businesses with a comprehensive digital photo solution.

PRODUCTS

  The products currently offered by Storm as of February 28, 1997 are shown in the following table:

                                                                      PRIMARY                TARGET
                                                                    DISTRIBUTION             RETAIL           FIRST SHIPMENT
PRODUCT CATEGORY/NAME                   DESCRIPTION                   CHANNEL             STREET PRICE            DATE(S)
-----------------------------   ---------------------------  ---------------------------  ------------   -------------------------
1.  PHOTO ORGANIZER SOFTWARE
    EasyPhoto                   Photo organizer software          OEM or bundled              N/A        Version 1.0 February 1995
                                and core technology to            with EasyPhoto                         Version 2.0 October 1995
                                input, store, organize,           branded photo                          Version 2.5 August 1996
                                enhance, and use digital          scanners
                                photos; includes localized
                                foreign language versions




2.  PHOTO INPUT SOLUTIONS

    EasyPhoto Reader            External photo reader (up         Retail                      $199       Version 1.0 February 1995
                                to 5" x 7" photos)                                                       Version 2.0 October 1995
                                                                                                         Version 2.5 August 1996

    EasyPhoto SmartPage         External large form factor        Retail                      $299       Version 1.0 June 1996
                                photo/document reader (up                                                Version 1.5 November 1996
                                to 8" x 14" photos)

    EasyPhoto Drive             Internal photo reader (up         Retail                      $199       Version 1.0 August 1996
                                to 5"x 7" photos)

    PhotoDrives (OEM)           Internal photo readers (up        OEM                         N/A        April 1996
                                to 5" x 7" photos)
                                designed to be
                                incorporated into 5" PC
                                drive bays

    PhotoReaders (OEM)          External photo readers (up        OEM                         N/A        January 1996
                                to 5" x 7" photos) with
                                unique industrial designs
                                for specific OEMs

3.  PHOTO-CENTRIC APPLICATION SOFTWARE
    EasyPhoto Phone             Software application to           OEM or bundled with         N/A        September 1996
                                share photos over                 certain EasyPhoto
                                telephone lines                   branded photo scanners

    EasyPhoto DesignWorks       Software application to           Bundled with certain        N/A        November 1996
                                enable page layout and            EasyPhoto branded
                                use of text and sound for         photo scanners
                                photo-based projects to
                                send on-line or print out


  EASYPHOTO SOFTWARE

  The EasyPhoto organizer software provides a user friendly, easy to install environment for consumers to input, organize, store, enhance and use photos on their PCs. EasyPhoto enables users to build galleries of photos using a familiar film strip metaphor for display and to perform photo adjustment and improvement functions such as editing, cropping and resizing of photos. In addition to being integrated with the Company's own line of photo scanners, EasyPhoto software has been distributed broadly through OEM partners, including Acer, Epson, HP, Intel, Netcom, Netscape, Nikon, Polaroid and Sharp, in conjunction with PCs, scanners, printers and digital cameras.

  EasyPhoto creates a powerfully simple "digital shoebox" for photos, utilizing the following key elements of the Company's technology:

  ADVANCED OLE CAPABILITIES: EasyPhoto is designed to capitalize on Microsoft's OLE standard to facilitate using photos with other applications. The Company believes that EasyPhoto is one of the most fully-featured OLE servers available today, enabling users to "drag and drop" images into text documents, to resize and manipulate the images and, in certain applications, to retain control over printing and adjustment of the photo within the third party software application.

  VIRTUAL MEMORY: The Company's proprietary virtual memory technology substantially reduces the processing and storage requirements associated with digital images, enabling consumers to enjoy advanced digital photo functionality using consumer-oriented PC configurations, such as 486 and lower speed Pentium class computers with as little as 8 MB of RAM. The Company's unique "tiling" system, which breaks images into large, independent sectors rather than numerous linear strips, dramatically increases the speed with which images can be manipulated on screen, without degrading image quality. In addition, the Company's image compression technology minimizes the amount of disk space dedicated to image storage and limits time-consuming hard disk access.

  ADVANCED PHOTO DATABASE FUNCTIONALITY: Central to the EasyPhoto software environment is a fully-featured database with visual photo access that is optimized for image management and retrieval. The database is organized around a film strip metaphor and allows users to organize and find images by visual content, subject or caption text. In addition, the photo database is designed to store compressed "thumbnail" copies of digital images in multiple film strips without duplicating the full images, thereby reducing storage requirements and increasing overall speed.

  IMAGING ALGORITHMS: The EasyPhoto environment incorporates a number of easy-to-use image enhancement tools based on sophisticated imaging algorithms. EasyPhoto's "magic filter" tools automatically detect and digitally correct surface flaws such as scratches in the input image and enable users to correct "red eye" in flash photographs. EasyPhoto's ClearScan technology offers unique algorithms to identify and automatically brighten dark areas. Finally, EasyPhoto's ClearPrint technology utilizes intelligence regarding the capabilities of various output devices to optimize the printed image.

  EasyPhoto is now available in six languages, including US English, UK English, Japanese, German, French and Spanish, and the Company estimates that it has an installed base of over one million units as of February 28, 1997.

  EASYPHOTO READER

  In February 1995, the Company introduced the EasyPhoto Reader, which was the first consumer-oriented photo scanner designed specifically to read photo prints of up to 5" x 7" into a personal computer. Smaller than a standard mousepad, the device was designed with the consumer in mind to occupy limited desk space. Installation is easy, with no interface boards required. The device plugs directly into the parallel port of a computer with a pass-through connector that enables printers to utilize the same port. The EasyPhoto Reader includes a motorized feeder and photo guides to read photos automatically at the push of a single button and to ensure consistently high quality. When detached from the feeder, the EasyPhoto Reader may be used to scan photos out of bound materials such as books or magazines. It also reads over 16.7 million colors and its standard optical resolution, compatible with typical consumer output devices, is 200 dots per inch (dpi), with software interpolation enabling resolutions of up to 1200 dpi. The Company presently believes the EasyPhoto Reader to be the highest quality, easiest to use photo scanning device at its present target street price of $199.

  EASYPHOTO SMARTPAGE

  The EasyPhoto SmartPage is a full-page, sheetfed color scanner capable of scanning wallet-sized to full-page photos and documents (up to 8" x 14").
While alternative products exist in the larger size sheetfed category, the EasyPhoto SmartPage is uniquely positioned beyond the capabilities of text-based document scanners toward the more demanding requirements of color rich photo-centric usage. The EasyPhoto SmartPage, which began shipping in June 1996, also plugs directly into the parallel port of a computer and scans photos at a 300 dpi optical resolution, with software interpolation enabling resolutions of up to 1200 dpi. Documents, which may include a combination of photos, text and graphics, may be stored either in bitmapped form for applications such as electronic faxing or in text form for use in computer data files via the bundled OCR software from TextBridge. Additionally, bundled document management software from DocuMagix allows scanned documents to be organized, stored and retrieved via an intuitive electronic file cabinet. The EasyPhoto SmartPage is sold at a targeted street price of $299. The EasyPhoto SmartPage hardware is currently purchased on an OEM basis from a third party.

  EASYPHOTO DRIVE

  The EasyPhoto Drive performs the same photo reading functions as the EasyPhoto Reader but is embedded within a 5" drive bay of a PC, permitting consumers to incorporate photo reading capabilities inside their PCs rather than having to utilize an external device. A unique feature of the EasyPhoto Drive is the automatic nature of the photo scanning process. Simply inserting a photo into the EasyPhoto Drive launches the EasyPhoto software on the PC and scans the photo into the computer, displaying the scan on the screen in real time as it is completed. The photo is then available for manipulation, storage, organization and retrieval through the EasyPhoto software environment. The EasyPhoto Drive was released in August 1996 at a targeted street price of $199. The EasyPhoto Drive is capable of up to a 400 dpi optical resolution and 1200 dpi effective resolution through software interpolation. The product includes an ISA interface board to be installed with the drive.

  PHOTODRIVE (OEM)

  The PhotoDrive product first began shipping in April 1996 and is an OEM-only version of the EasyPhoto Drive with equivalent specifications and capabilities. Through October 1996, HP was the exclusive OEM of the PhotoDrive product and bundles it with certain models of the HP Pavilion line of PCs. In January 1997, Gateway also began bundling the PhotoDrive product into certain models of its Destination Big Screen PC/TV line. The PhotoDrive is generally offered to PC suppliers with a customized front bezel in order to integrate seamlessly into the supplier's personal computer casing from a design perspective.

  PHOTO READER (OEM)

  The Company also sells custom industrial design photo readers on an OEM basis. The first such OEM is Polaroid with its PhotoPad product. The Company's OEM distribution of its Photo Reader products is intended, in part, to address certain non-consumer markets to which the Company does not directly market its retail products, such as vertical markets in real estate, construction or insurance.

  PHOTO-CENTRIC APPLICATION SOFTWARE

  While the EasyPhoto organizer software enables organization of digital photos, photo-centric application software enables the consumer to use digital photos in interesting and creative ways. The Company expects such applications to be developed primarily by third parties. In February 1997, the Company announced a strategic agreement with Adobe which allows Storm to bundle Adobe's PhotoDeluxe software with its EasyPhoto scanners. The Company anticipates bundling Adobe's photo-editing software with its retail photo scanners beginning in the second quarter of 1997.

  Additionally, the Company has developed two other photo-centric applications, EasyPhoto Phone and EasyPhoto DesignWorks. EasyPhoto Phone, released in September 1996, was originally developed by Intel and enables easy sharing of photos over normal analog phone lines, with simultaneous voice in the event that digital simultaneous voice and data (DSVD) modems are available. EasyPhoto DesignWorks, developed by the Company and released in November 1996, enables page layout and the use of text and sound to create photo-based projects. Both EasyPhoto Phone and EasyPhoto DesignWorks are tightly integrated with the EasyPhoto organizer software through its embedded OLE capabilities, and are distributed with certain models of the Company's EasyPhoto branded scanners.

  PRODUCT WARRANTY

  The Company's products are sold with a 30-day money-back guarantee directly from the Company (in addition to any return policies available from the retailer) as well as a 12-month hardware warranty.

MARKETING AND SALES

  The Company pursues a two-pronged approach to marketing and sales. The first focuses on aftermarket sales to existing PC users through leading computer retail channels. Sales are promoted in this category through proactive consumer marketing efforts designed to increase end user awareness of and demand for EasyPhoto products. The second focuses on establishing relationships with leading personal computer manufacturers, digital camera providers, scanner manufacturers, software developers and other OEMs that distribute the Company's products pre-installed in new PCs and bundled with third party peripherals and software. Strategic marketing alliances with a variety of select companies within the computer industry serve to further broaden the distribution channel for the Company's products and to establish the EasyPhoto brand.

  MARKETING

  The Company's marketing group is responsible for positioning and promoting the Company's products on a worldwide basis. It employs a variety of consumer marketing techniques to broaden end-user awareness of and demand for EasyPhoto products. First among these is its effort to generate broad-based press coverage, including in part product reviews, application stories and visual product demonstrations in trade and consumer media. A small sampling of past press coverage encompasses such publications and media as wide ranging as The Wall Street Journal, The Today Show, CNN, PC Magazine, MacWorld, Family PC, Brides Magazine and Rolling Stone.

  While press coverage has been an essential component in building demand for its EasyPhoto products, additional key elements include consumer advertising, sampling, direct marketing, retail promotions and trade show participation. The Company also seeks to reach a wide array of consumers through its World Wide Web ("web") site located at http://www.easyphoto.com/storm/. Information contained in the Company's web site shall not be deemed part of this Form 10-K.

  STRATEGIC MARKETING ALLIANCES

  The Company believes that broadening the awareness and distribution of its products through strategic alliances with a variety of companies within the computer industry is an important element in establishing its products as market leaders and its EasyPhoto software as a defacto industry standard. The Company has established OEM arrangements with both HP and Gateway for the incorporation of the Company's PhotoDrives into certain models of these OEMs' lines of home computers, as well as with Polaroid for a private label external photo reader device. The Company's EasyPhoto software is distributed broadly by numerous partners, including HP, Gateway and Acer with their home PCs, Polaroid with its photo scanner product, Netscape and Netcom with certain internet software products and Epson, Nikon and Sharp with digital cameras. The Company has entered into an agreement with Intel Corp. providing for the right to offer to sell the Company's EasyPhoto software environment by Intel to its motherboard customers. The Intel agreement has a five-year term and is automatically renewed for two successive two-year terms unless either party provides written notice of termination. In addition, the Company has entered into an agreement for the bundling of its EasyPhoto organizer software with Adobe's PhotoDeluxe photo-editing software.

  RETAIL DISTRIBUTION

  Retail distribution for the Company's products includes computer superstores, consumer electronic superstores, office supply superstores and specialty computer stores. In addition, the Company's retail distribution includes on-line companies (such as America Online) and Internet stores, mail order catalogs and direct consumer order fulfillment. The Company also has distribution relationships with several North American distributors, resulting in a broad distribution of the Company's products through smaller regional, local and independent computer resellers and VARs. Overall, the Company's products are sold through many of the leading retailers and distributors of computer products in North America, including the following:

                          RETAIL CHAINS/CATALOGS                             DISTRIBUTORS
------------------------------------------------------------------------   ----------------
America Online                   Fry's Electronics   PC Connection, Inc.   D&H Distributing
Best Buy                         Lechmere            Sam's Club            Ingram
Circuit City                     MicroCenter         Sears                 Ingram-Canada
CompUSA                          MicroWarehouse      Staples               Tech Data Corp.
Computer City                    Montgomery Ward     The Good Guys
Computer Discount Warehouse      OfficeMax

  CUSTOMER CONCENTRATION

  Historically, a relatively small number of customers have accounted for a significant percentage of the Company's total revenues, and the Company expects that it will continue to experience significant customer concentration for the foreseeable future. In the year ended December 31, 1996, sales to Ingram Micro, Inc., America Online, Inc., Circuit City Stores, Inc. and Best Buy Company, Inc. accounted for 20%, 15%, 14% and 14%, respectively, of total revenues. The Company does not expect that these customer percentages for 1996 will necessarily be representative of customer concentration for any future period. There can be no assurance that such customers or any other customers will in the future continue to license or purchase products or services from the Company at levels that equal or exceed those of prior periods, if at all.

  INTERNATIONAL

  The Company entered into international distribution agreements dated as of February 29, 1996 with Primax Electronics, Ltd. ("Primax") and with Primax's wholly-owned subsidiary. These agreements, as amended, provide for the exclusive distribution of certain of the Company's products in Japan (OEM customers only), Taiwan, Korea, Hong

Kong, China, India and ASEAN countries (Singapore, Philippines, Thailand, Malaysia, Vietnam and Indonesia) for up to four years and nonexclusive distribution in Europe, Australia, New Zealand, the Middle East and Africa. Primax's exclusive distribution rights are subject to certain quotas. Upon failure to meet such quotas, the respective exclusive distribution license will convert to a nonexclusive license.

  RIGHTS OF RETURN AND PRICE PROTECTION

  As is common practice in the industry, in the event of a price decrease the Company generally gives its distributors and resellers credit equal to the difference between the price originally paid and the new price on units remaining in the customers' inventories on the date of the price decrease. When a price decrease is anticipated, the Company establishes reserves for amounts estimated to be reimbursed to qualifying customers. In addition, resellers and distributors generally have the right to return excess inventory within specified time periods. There can be no assurance that the Company's reserves for price protection and product returns will be sufficient or that any future returns will not have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

  The market for the Company's products is relatively new and emerging. Although the Company currently competes directly with a relatively small number of competitors, it faces indirect competition from a number of sources and expects to experience increased competition in the future. One source of competition includes a group of established manufacturers of text-oriented or flatbed scanners such as Logitech, Microtek, Mustek, PlusTek, UMAX and Visioneer. A source of potential increased future competition may arise from other current significant participants in the digital photo market. Certain companies, including Epson, HP, Kodak and Polaroid, some of which are OEM customers of the Company, have already shipped photo input devices. In addition, competition with the Company's EasyPhoto organizer software may emanate from developers of photo-oriented software such as Fractal Design, Microsoft, and a significant number of small companies now developing such software. This latter group of companies may in the future compete with the Company by developing advanced software capabilities to be offered on a stand-alone basis, bundled with hardware, or integrated as part of an operating system. The Company believes that as the digital photo market evolves, it will face competition from a variety of sources, including those identified above.

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

  The Company believes that the principal competitive factors in its market are integration of hardware and software design, ease of use, product performance, feature functionality and reliability, price, availability of third-party applications, timeliness of new product introductions, service, support and size of installed base, as well as ability to enter into successful strategic marketing alliances. Although the Company believes that it is competitive with respect to most of these factors, there can be no assurance that it will remain competitive in the future.

MANUFACTURING

  The Company and Primax entered into a Manufacturing and Purchase Agreement dated as of February 24, 1996, which provides that, among other rights and obligations, Primax is the exclusive manufacturer of certain of the Company's photo scanner products for a minimum 85% of its unit volume subject to Primax's ability to provide competitive pricing, quality and availability. In addition to Primax's manufacturing obligations, Primax will in certain circumstances deliver products it manufactures directly to the Company's international and OEM customers. The Company will pay Primax directly for all retail products. With regard to shipments directly from Primax to the Company's OEM customers, Primax will receive payments directly from these customers and then forward a portion of such payments to the Company as a royalty.

  The Company currently relies on Primax for a majority of its manufacturing needs, including materials procurement, assembly, system integration, testing and quality assurance. There can be no assurance that Primax will be able to meet the Company's requirements for quality manufactured products at competitive prices. Any inability to obtain hardware components at competitive prices from Primax or to increase manufacturing capacity from Primax as required could have a material adverse effect on the Company's business, results of operations and financial condition. In the event that Primax is unable to provide competitive pricing, quality or availability, the Company has the right to obtain an alternative manufacturing source. However, there can be no assurance that the Company will be able to obtain such alternative manufacturing source on favorable terms, if at all. Moreover, commencement of production of products at new facilities involves certain start-up risks and delays, such as those associated with the procurement of materials and training of production personnel.

  In addition, the Company is dependent on sole or limited source suppliers for certain key components used in its products. These key components include an ASIC within the EasyPhoto Reader product and the hardware for its EasyPhoto SmartPage product. The Company has no long term agreements with any of these suppliers for the purchase of these components. There can be no assurance that such limited source suppliers will be able to meet the Company's requirements for certain key components. If the Company or Primax were unable to obtain sufficient supplies from their current suppliers or develop alternative sources of these components in a timely manner, the resultant shortage or delay could have a material adverse impact on the Company's results of operations.

PRODUCT DEVELOPMENT

  The Company's research and development team is located at the Company's headquarters in Sunnyvale, California, and, as of December 31, 1996, employed 24 software and hardware design engineers, technicians and support staff. The primary activities of these employees are new product development, enhancement of existing products, product testing and technical documentation development.

  A principal focus of the Company's development activities is to integrate its hardware and software systems with an intelligent user interface. To achieve this, software development activities play a significant role in designing a user-friendly interface, incorporating advanced user features and developing an open environment accessible to third-party developers.

  The Company believes that continued investment in research and development is critical to the Company's future success. The Company is focusing on the development of enhanced versions of the EasyPhoto organizer software, new photo capture solutions and ongoing enhancements of existing photo scanner products. During the years ended December 31, 1996, 1995 and 1994 the Company's research and development expenses were approximately $2.9 million, $1.5 million and $2.1 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PROPRIETARY RIGHTS

  The Company's ability to compete successfully will depend, in part, on its ability to protect its proprietary technology. Although the Company continues to implement protective measures and intends to defend its proprietary rights, there can be no assurance that these measures will be successful. The Company relies on a combination of patent, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect its proprietary rights. The Company has several patent applications pending in the United States and abroad and intends to file additional applications as appropriate for patents covering its products. There can be no assurance that patents will issue from any of these pending applications or, if patents do issue, that claims allowed will be sufficiently broad to protect the Company's technology. There can also be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company believes, however, that its success does not depend primarily on its ownership of patents or other intellectual property rights, but instead depends primarily upon innovative management, technical expertise and sales and marketing skills.

  The Company has from time to time received, and may receive in the future, communications from third parties asserting that the Company's products, trademarks or trade names infringe on the proprietary rights of third parties or seeking indemnification against such infringement. In response to such communications, the Company consults with its counsel to assess the basis for any claims of infringement by the Company's products.

  The Company is not aware of any pending or threatened claims of infringement of the proprietary rights of others with respect to the Company's current or planned products. However, there can be no assurance that third parties will not assert such claims or that any such claims will not require the Company to enter into license agreements or result in costly protracted litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses will be obtainable on commercially reasonable terms.

EMPLOYEES

  As of December 31, 1996, the Company had a total of 70 employees. Of this total, 24 were engaged in research, product development and engineering, 23 were engaged in sales and marketing, and 23 were engaged in finance, operations, customer support and administrative activities. Competition for employees in the Company's industry is intense. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

  Substantially all of the Company's operations are currently located in one facility of leased office space located in Sunnyvale, California. In February 1997, the Company entered into a lease for an approximately 64,000 square foot office facility in Mountain View, California and plans to move into such facility in the second quarter of 1997. This lease will expire in May 2000. The Company believes that this facility will be adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

  As of December 31, 1996, the Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

  The Company's Common Stock has been trading on the Nasdaq National Market under the symbol "EASY" since October 1, 1996. As of February 28, 1997, there were approximately 127 holders of record of Storm Technology, Inc. Common Stock. The following table sets forth the high and low sales prices for the Common Stock during the quarter indicated.

                         FISCAL 1996    HIGH  LOW
                         -----------    ----  ---
                       Fourth quarter  $17.00  $4.38

  The Company has never declared or paid cash dividends on its Common Stock and is currently restricted from paying such dividends under its existing line of credit. The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
                                                                                   YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------------------------
                                                                       1996         1995        1994        1993        1992
                                                                     ----------   ---------   ---------   ---------   ---------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Product.......................................................       $ 23,440     $ 5,245     $   655     $ 1,211     $ 2,373
  Royalty and other.............................................          1,097         549       2,545       1,772         215
                                                                       --------     -------     -------     -------     -------
     Total revenues.............................................         24,537       5,794       3,200       2,983       2,588
Cost of product revenues........................................         17,119       3,735         178         276       1,048
                                                                       --------     -------     -------     -------     -------
Gross profit....................................................          7,418       2,059       3,022       2,707       1,540
                                                                       --------     -------     -------     -------     -------
Operating expenses:
  Research and development......................................          2,901       1,494       2,102       1,845       1,219
  Marketing and selling.........................................          7,837       3,384       1,981       1,604         922
  General and administrative....................................          2,333         633         628         625         500
  In-process research and development...........................          5,000          --         500          --          --
                                                                       --------     -------     -------     -------     -------
     Total operating expenses...................................         18,071       5,511       5,211       4,074       2,641
                                                                       --------     -------     -------     -------     -------
Loss from operations............................................        (10,653)     (3,452)     (2,189)     (1,367)     (1,101)
Interest income, net............................................            229          56          96          42          69
                                                                       --------     -------     -------     -------     -------
Net loss........................................................       $(10,424)    $(3,396)    $(2,093)    $(1,325)    $(1,032)
                                                                       ========     =======     =======     =======     =======
Pro forma net loss per common and common
 equivalent share/(1)/..........................................       $  (1.20)    $ (0.45)
                                                                       ========     =======
Pro forma weighted average number of
 common and common equivalent shares
 outstanding/(1)/...............................................          8,711       7,588
                                                                       ========     =======

                                                                                              DECEMBER 31,
                                                                       --------------------------------------------------------
                                                                         1996        1995        1994        1993        1992
                                                                       --------     -------     -------     -------     -------
                                                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
 investments....................................................       $ 13,801     $ 1,865     $ 2,289     $ 1,663     $ 1,696
Working capital.................................................         18,787       2,573       2,396         422       1,870
Total assets....................................................         28,199       5,979       3,026       2,261       2,355
Long-term liability.............................................             --          --         100          --          --
Total stockholders' equity......................................         20,030       2,733       2,541         727       2,013

/(1)/  See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This report contains forward-looking statements which reflect the current
---------------------------------------------------------------------------
views of the Company with respect to future events that will have an effect on
------------------------------------------------------------------------------
its future financial performance. These statements include the words "expects,"
-------------------------------------------------------------------------------
"believes" and similar expressions. These forward-looking statements are subject
--------------------------------------------------------------------------------
to various risks and uncertainties, including those referred to under "Factors
------------------------------------------------------------------------------
That May Affect Future Results" and elsewhere herein and contained in the
-------------------------------------------------------------------------
Company's Form S-1 Registration Statement, that could cause actual results to
-----------------------------------------------------------------------------
differ materially from historical results or those currently anticipated.
-------------------------------------------------------------------------

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

  In September 1994, the Company entered into an agreement with Primax providing for the OEM purchase by the Company of photo scanners manufactured by Primax to be bundled with the Company's EasyPhoto software environment. The Company decided to enter into the photo capture business primarily to take advantage of a consumer need for an integrated hardware/software solution that is easy to install and use and is affordable at consumer price points. Sales of the EasyPhoto Reader product began in February 1995, and the Company expanded retail distribution of the product throughout 1995 and 1996.

  In March 1996, the Company acquired from Primax the technology for the hardware component of the EasyPhoto Reader product, in-process technology of other photo scanner products and Primax's U.S. subsidiary, which was primarily a sales distribution company for Primax products in North America. This acquisition, which was accounted for as a purchase, resulted in a $5.0 million write-off by the Company of acquired in-process research and development during the first quarter of 1996.

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

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated certain line items from the Company's Consolidated Statement of Operations as a percentage of the Company's total revenues:

                                             YEAR ENDED DECEMBER 31,
                                           ---------------------------
                                            1996      1995      1994
                                           -------   -------   -------

Revenues:
  Product...............................     95.5%     90.5%     20.5%
  Royalty and other.....................      4.5       9.5      79.5
                                           ------    ------    ------
     Total revenues.....................    100.0     100.0     100.0

Cost of product revenues................     69.8      64.5       5.6
                                           ------    ------    ------
Gross profit............................     30.2      35.5      94.4
                                           ------    ------    ------
Operating expenses:
  Research and development..............     11.8      25.8      65.7
  Marketing and selling.................     31.9      58.4      61.9
  General and administrative............      9.5      10.9      19.6
  In-process research and development...     20.4        --      15.6
                                           ------    ------    ------
     Total operating expenses...........     73.6      95.1     162.8
                                           ------    ------    ------
Loss from operations....................    (43.4)    (59.6)    (68.4)
Interest income, net....................      0.9       1.0       3.0
                                           ------    ------    ------
Net loss................................    (42.5)%   (58.6)%   (65.4)%
                                           ======    ======    ======


COMPARISON OF 1996, 1995 AND 1994 OPERATING RESULTS

  REVENUES

  Product revenues were $23.4 million in 1996, a significant increase from the $5.2 million and $0.7 million reported in 1995 and 1994, respectively. The significant growth in product revenues was due primarily to higher unit sales of the Company's EasyPhoto Reader product and the introduction of the Company's EasyPhoto SmartPage and EasyPhoto Drive products in June and August 1996, respectively.

  Royalty and other revenues totaled $1.1 million, $0.5 million and $2.5 million in 1996, 1995 and 1994, respectively. The increase in royalty and other revenues in 1996 from 1995 is primarily due to the OEM licensing of certain photo scanner technologies, which principally began in the second quarter of 1996. The decrease in royalty and other revenues from 1994 reflects the Company's relative focus on the OEM licensing of certain hardware and software products on a royalty basis during that year.

  Annual revenue growth exceeded 300% from 1995 to 1996. Revenues grew sequentially from the first quarter of 1996 through the fourth quarter of 1996, although revenues were essentially flat in the fourth quarter of the year. The Company currently anticipates continued year-to-year revenue growth in 1997. However, the quarter-to-quarter change in total revenues may fluctuate including an anticipated decrease in total revenues in the first quarter of 1997 from the fourth quarter of 1996.

  Product revenues from customers are generally recognized when the product is shipped, provided collectibility is probable. Product revenues from distributors and authorized resellers are subject to agreements allowing price protection and certain rights of return. Accordingly, reserves for estimated future returns and credits for price protection are provided for upon revenue recognition. Such reserves are estimated based on historical rates of returns and allowances, distributor inventory levels and other factors. However, there can be no assurance that these accruals will be sufficient or that any future returns or price protection charges will not have a material adverse effect on the Company's business and operating results, especially in light of the rapid product obsolescence that often occurs during product transitions. Royalty and other revenues under certain product royalty agreements are generally recognized upon shipment of related products to customers.

  COST OF PRODUCT REVENUES

  Cost of product revenues increased to $17.1 million (69.8% of total revenues) in 1996 from $3.7 million (64.5% of total revenues) and $0.2 million (5.6% of total revenues) in 1995 and 1994, respectively. Cost of product revenues increased in dollar amounts as the Company incurred higher costs associated with higher unit sales of the EasyPhoto Reader product and the introduction of the EasyPhoto SmartPage and EasyPhoto Drive products.

  GROSS PROFIT

  Gross profit was $7.4 million, $2.1 million and $3.0 million, respectively, for 1996, 1995 and 1994, representing 30.2%, 35.5% and 94.4%, respectively, of total revenues for such periods. The decrease in gross margin percentage during 1996 and 1995 was due to the Company's transition from being engaged primarily in the high margin OEM licensing business to providing lower margin hardware and software solutions primarily on a retail basis. Additionally, during 1996 the Company earned lower margins on product lines acquired from Primax USA that the Company phased out during the year.

  The Company currently anticipates gross margins during the second half of 1997 to be relatively comparable with those achieved during 1996, subject to fluctuations resulting from changes in the mix of retail and OEM product sales and certain other factors. However, the Company expects gross margins and gross profits to be adversely affected in the first half of 1997 due principally to the expected sale of existing retail PhotoDrive inventory to certain OEM customers during such period.

  RESEARCH AND DEVELOPMENT

  Research and development expenses totaled $2.9 million, $1.5 million and $2.1 million (11.8%, 25.8% and 65.7% of total revenues) in 1996, 1995 and 1994, respectively. The increase in these expenses in dollar amounts from 1995 to 1996 is primarily attributable to an increase in research and development personnel to support the Company's continued growth. The decrease in research and development expenses in absolute dollars in 1995 as compared to 1994 was primarily due to a decrease in engineering headcount through attrition, combined with an increase in relative focus on marketing and selling expenses to support the release of the EasyPhoto Reader product. The decrease in research and development expenses as a percentage of total revenues from 1995 to 1996 is attributable to the rapid growth of the Company's revenues in 1995 and 1996. The Company intends to continue to allocate substantial resources to research and development, including a significant increase in dollar amounts from 1996 to 1997. However, research and development expenses may vary as a percentage of total revenues.

  MARKETING AND SELLING

  Marketing and selling expenses increased to $7.8 million (31.9% of total revenues) in 1996 from $3.4 million and $2.0 million (58.4% and 61.9% of total revenues) in 1995 and 1994, respectively. The increase in these expenses in dollar amounts from 1994 to 1996 is primarily the result of increased marketing, advertising and promotional expenses associated with new and existing retail products and an increase in the number of sales personnel. The decrease in marketing and selling expenses as a percentage of total revenues from 1994 to 1996 is attributable to the rapid growth of the Company's revenues in 1995 and 1996. The Company believes that such expenses will increase in dollar amounts as the Company expands its sales and marketing staff and promotional efforts to support the Company's continued growth, although marketing and selling expenses may vary as a percentage of total revenues.

  GENERAL AND ADMINISTRATIVE

  General and administrative expenses increased to $2.3 million (9.5% of total revenues) in 1996 from $0.6 million (10.9% and 19.6% of total revenues) in both 1995 and 1994. The increase in these expenses in dollar amounts from 1995 to 1996 is primarily attributable to an increase in administrative personnel to support the Company's continued growth. Additionally, as part of the Primax USA acquisition transaction, in March 1996, the Company recorded $0.6 million of goodwill, which the Company is amortizing over approximately three years as part of its general and administrative expenses. The decrease in general and administrative expenses as a percentage of total revenues from 1994 to 1996 is attributable to the rapid growth of the Company's revenues in 1995 and 1996. The Company believes that such expenses will increase in dollar amounts as the Company increases its staffing to support the Company's continued growth and as the Company experiences higher costs associated with being a public company, although general and administrative expenses may vary as a percentage of total revenues.

  IN-PROCESS RESEARCH AND DEVELOPMENT

  In March 1996, the Company acquired certain in-process photo scanner technologies from Primax in a transaction accounted for as a purchase. The Company recorded a one-time write-off of $5.0 million to acquired in-process research and development as a result of the acquisition. In 1994, the Company acquired certain products and in-process technology of a consumer application software business, which resulted in a write-off of acquired in-process research and development.

  INTEREST INCOME, NET

  Interest income, net consists primarily of interest earned on cash equivalents and short-term investments and interest expense incurred in connection with the Company's line of credit in the third quarter of 1996. Interest income, net increased to $0.2 million in 1996 from $0.1 million in both 1995 and 1994, primarily due to the significant increase in interest bearing cash equivalents and short-term investments in the fourth quarter of 1996 resulting from the Company's initial public offering.

  PROVISION FOR INCOME TAXES

  No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 1996. As of December 31, 1996, the Company has net operating loss carryforwards of approximately $11.0 million for federal income tax purposes, which can be used to reduce future taxable income. These net operating loss carryforwards begin to expire in 2007.

LIQUIDITY AND CAPITAL RESOURCES

  From inception through the third quarter of 1996, the Company financed its working capital and capital expenditure requirements primarily through the private sale of equity securities. On October 1, 1996, the Company completed a public offering of its common stock, selling 3,277,500 shares (including 850,000 shares sold by selling stockholders) at $10.50 per share. Net proceeds to the Company were approximately $22.7 million after deducting related issuance costs.

  During 1996 the Company generated $24.3 million from financing activities, primarily from the sale of equity securities. These funds were principally used to support operating activities, which used cash of $12.1 million for the year ended December 31, 1996, and the purchase of short-term investments totaling $6.4 million. Cash used for operating activities included the payment to Primax of $5.7 million of liabilities acquired in the Primax USA acquisition and the funding of working capital required to support the Company's rapid growth during 1996. During 1995 and 1994 the Company generated $3.6 million and $3.9 million, respectively, from the sale of equity securities. These funds were principally used to support operating activities, which used cash of $3.9 million and $2.8 million in 1995 and 1994, respectively.

  As of December 31, 1996, the Company had approximately $13.8 million in cash, cash equivalents and short-term investments. On May 16, 1996, the Company entered into a $3.5 million and a $6.5 million revolving line of credit. The lines of credit are secured by the assets of the Company. The $3.5 million revolving line of credit is guaranteed by Primax. At December 31, 1996, the Company had no borrowings under these lines of credit. As of December 31, 1996, the Company's principal commitments consisted primarily of the above-mentioned lines of credit and a lease for its office facilities. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects that in the future, cash in excess of current requirements will continue to be invested in investment grade, interest-bearing securities.

  The Company believes that its existing cash and investment balances and the bank lines of credit will be sufficient to meet the Company's capital and operating requirements for the next 12 months. Although operating activities may provide cash in certain periods, to the extent that the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such growth may require the Company to obtain additional equity or debt financing. In addition, although there are no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, the Company from time to time evaluates potential acquisitions of businesses, products and technologies and may in the future require additional equity or debt financings to consummate such potential acquisitions.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  Investors in the Company should be aware of the following risks and
---------------------------------------------------------------------
uncertainties that could materially and adversely affect the Company and the
----------------------------------------------------------------------------
market for the Company's securities.
------------------------------------

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

The Company recently began volume shipments of two new products, EasyPhoto SmartPage and EasyPhoto Drive, in June and August of 1996, respectively. There can be no assurance that these products will achieve broad market acceptance or that they will be successfully marketed or sold on a profitable basis. Furthermore, while the Company currently competes directly with a relatively small number of competitors, it faces increasing competition from a number of sources. Many of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer bases, than the Company. As a result, these competitors may be able to respond more effectively to new or emerging technologies and changes in customer requirements, withstand significant price decreases or devote greater resources to the development, promotion, sale and support of their products than the Company. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

  The Company has experienced and will continue to experience significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors, many of which are outside of the Company's direct control. These factors include development of consumer demand for digital photos on PCs in general and for the Company's products in particular, the Company's success in developing, introducing and shipping new products and product enhancements in a timely manner, the purchasing patterns and potential product returns from the Company's retail distribution, the potential for reduced revenue due to price protection granted to distributors, the performance of the Company's contract manufacturers and component suppliers, the Company's ability to respond to new product introductions and price reductions by its competitors, the timing, cancellation or rescheduling of significant orders from OEMs or distributors, the availability of key components and changes in the cost of materials for the Company's products, the level of demand for PCs, the Company's ability to attract, retain and motivate qualified personnel, the timing and amount of research and development, marketing and selling and general and administrative expenditures, and general economic conditions. In addition, the Company has experienced seasonality in its operating results. The Company believes that the seasonality of its revenues results primarily from the purchasing habits of consumers and the timing of the Company's fiscal year end. The Company currently believes that such seasonality will generally continue.

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

  Primax and a third party are currently the sole manufacturing sources for the hardware component of the Company's EasyPhoto Reader/Drive and SmartPage products, respectively. There can be no assurance that such suppliers will be able to meet the Company's requirements for quality manufactured products at competitive prices. Furthermore, obtaining products from an alternative manufacturing source involves certain production start-up risks and delays, such as those associated with the procurement of materials and training of production personnel. Therefore, any inability to obtain quality hardware components at competitive prices from these suppliers or to increase manufacturing capacity from such suppliers as required could have a material adverse effect on the Company's business, results of operations and financial condition.

  Since February 1995, most of the Company's sales have been made to distributors, computer superstores, consumer electronic superstores, office supply superstores, specialty computer stores, on-line companies, mass merchants and OEMs and, to a lesser extent, mail order companies. Accordingly, the Company is dependent upon the continued viability and financial stability of these resellers. The Company's reseller customers offer products of several different companies, including scanner products that are competitive with the Company's products. Accordingly, these resellers may give higher priority to products of suppliers other than the Company through increased shelf space or promotions, thus reducing their efforts to sell the Company's products. In addition, as is typical in the personal computer industry, the Company grants its distributors price protection and certain rights of return with respect to products purchased by them. The Company accrues for expected returns and anticipated price reductions in amounts that the Company believes are reasonable. However, there can be no assurance that these accruals will be sufficient, especially in light of the rapid product obsolescence that often occurs during product transitions. In order to respond to competitive pricing actions, increase sales or expand the distribution of its products, the Company may reduce the prices of its products, which could give rise to significant price protection charges and which would have a material adverse effect on the

Company's business, financial condition and results of operations. In addition, the difficulty in predicting future sales and the anticipated short product life cycles of the Company's products due to frequent upgrades increase the risk that new product introductions, price reductions by the Company or its competitors, or other factors affecting the digital photo market could result in significant product returns. Any price protection charges or product returns in excess of recorded allowances would have a material adverse effect on the Company's business, operating results and financial condition.

  The Company has recently experienced and may continue to experience growth in the number of employees, the scope of its operating and financial systems and the geographic distribution of its operations and customers due to an anticipated increase in annual sales. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to assimilate such new personnel and to implement and improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Storm Technology, Inc.

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) on page 32 present fairly, in all material respects, the financial position of Storm Technology, Inc. at December 31, 1995 and 1996 and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP

San Jose, California

January 23, 1997, except as to Note 9, which is as of March 25, 1997

                             STORM TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              DECEMBER 31,
                                                           --------------------
                                                             1996        1995
                                                           ---------   --------
ASSETS

Current assets:
  Cash and cash equivalents.............................    $  7,335    $ 1,865
  Short-term investments................................       6,466         --
  Accounts receivable, net (Note 4).....................       7,199      2,676
  Receivable from related party.........................         959         --
  Inventories...........................................       4,750      1,212
  Other current assets..................................         247         66
                                                            --------    -------
     Total current assets...............................      26,956      5,819

Property and equipment, net (Note 4)....................         692        160
Goodwill................................................         448         --
Other assets............................................         103         --
                                                            --------    -------
       Total assets.....................................    $ 28,199    $ 5,979
                                                            ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................    $  2,567    $   342
  Accrued liabilities (Note 4)..........................       1,834        314
  Payable to related party..............................       3,768      2,590
                                                            --------    -------
     Total current liabilities..........................       8,169      3,246
                                                            --------    -------
Commitments and contingency (Notes 8 and 9)
Stockholders' equity (Note 6):
  Convertible preferred stock, $0.001
   par value, 500,000 and 10,000,000
   shares authorized; 0 and 2,377,896 shares
   issued and outstanding...............................          --          2
  Common stock, $0.001 par value,
   30,000,000 and 10,000,000 shares
   authorized; 10,424,331 and 938,741 shares
   issued and outstanding...............................          10          1
  Additional paid-in capital............................      39,117     11,220
  Deferred compensation.................................        (183)        --
  Accumulated deficit...................................     (18,914)    (8,490)
                                                            --------    -------
     Total stockholders' equity.........................      20,030      2,733
                                                            --------    -------
       Total liabilities and
        stockholders' equity............................   $  28,199    $ 5,979
                                                            ========    =======

   The accompanying notes are an integral part of these financial statements.

                             STORM TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                YEAR ENDED DECEMBER 31,
                                           ----------------------------------
                                              1996        1995        1994
                                           ----------   ---------   ---------
Revenues:
     Product............................    $ 23,440     $ 5,245     $   655
     Royalty and other..................       1,097         549       2,545
                                            --------     -------     -------
       Total revenues...................      24,537       5,794       3,200
Cost of product revenues................      17,119       3,735         178
                                            --------     -------     -------
Gross profit............................       7,418       2,059       3,022
                                            --------     -------     -------
Operating expenses:
     Research and development...........       2,901       1,494       2,102
     Marketing and selling..............       7,837       3,384       1,981
     General and administrative.........       2,333         633         628
     In-process research and development       5,000          --         500
                                            --------     -------     -------
       Total operating expenses.........      18,071       5,511       5,211
                                            --------     -------     -------
Loss from operations....................     (10,653)     (3,452)     (2,189)
Interest income, net....................         229          56          96
                                            --------     -------     -------
Net loss................................    $(10,424)    $(3,396)    $(2,093)
                                            ========     =======     =======
Pro forma net loss per common and
 common equivalent share (Note 2).......    $  (1.20)    $ (0.45)
                                            ========     =======
Pro forma weighted average number of
 common and common equivalent shares           8,711       7,588
 (Note 2)...............................    ========     =======




The accompanying notes are an integral part of these financial statements.

                            STORM TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                     CONVERTIBLE
                                   PREFERRED STOCK           COMMON STOCK       ADDITIONAL     DEFERRED
                                ---------------------   --------------------     PAID-IN       COMPEN-     ACCUMULATED
                                  SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL        SATION       DEFICIT        TOTAL
                                -----------   -------   -----------   ------   ------------   ----------   ------------   ----------

BALANCE AT DECEMBER 31, 1993.      869,789       $ 1       878,722       $ 1       $ 3,726    $      --       $ (3,001)    $    727
Issuance of common stock
 under stock option plan.....           --        --        21,749        --            10           --             --           10
Repurchase of common stock...           --        --       (20,990)       --           (10)          --             --          (10)
Issuance of Series C
 convertible preferred stock
 for cash, net of issuance
 costs of $20................      818,215         1            --        --         3,906           --             --        3,907
Net loss.....................           --        --            --        --            --           --         (2,093)      (2,093)
                                ----------       ---    ----------       ---       -------    ---------       --------     --------
BALANCE AT DECEMBER 31, 1994.    1,688,004         2       879,481         1         7,632           --         (5,094)       2,541
Issuance of common stock
 under stock option plan.....           --        --        59,260        --            24           --             --           24
Issuance of Series D
 convertible preferred
 stock for cash, net of
 issuance costs of $23.......      689,892        --            --        --         3,564           --             --        3,564
Net loss.....................           --        --            --        --            --           --         (3,396)      (3,396)
                                ----------       ---    ----------       ---       -------    ---------       --------     --------
BALANCE AT DECEMBER 31, 1995.    2,377,896         2       938,741         1        11,220           --         (8,490)       2,733
Issuance of common stock
 under stock option plan.....           --        --       307,630        --           123           --             --          123
Repurchase of common stock...           --        --       (17,586)       --            (7)          --             --           (7)
Issuance of Series E
 convertible preferred stock
 for acquired business and
 technology, net of issuance
 costs of $128...............    4,214,329         5            --        --         3,238           --             --        3,243
Issuance of Series F
 convertible preferred stock
 for cash, net of issuance
 costs of $10................      171,428        --            --        --         1,490           --             --        1,490
Deferred stock compensation
 related to the issuance of
 certain stock options.......           --        --            --        --           233         (233)            --           --
Issuance of common stock in
 initial public offering, net
 of issuance costs of $2,749.           --        --     2,427,500         2        22,737           --             --       22,739
Conversion of convertible
 preferred stock into
 common stock................   (6,763,653)       (7)    6,763,653         7            --           --             --           --
Other........................           --        --         4,393        --            83           50             --          133
Net loss.....................           --        --            --        --            --           --        (10,424)     (10,424)
                                ----------       ---    ----------       ---       -------    ---------       --------     --------
BALANCE AT DECEMBER 31, 1996.           --       $--    10,424,331       $10       $39,117    $    (183)      $(18,914)    $ 20,030
                                ==========       ===    ==========       ===       =======    =========       ========     ========

   The accompanying notes are an integral part of these financial statements.

                             STORM TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                Year ended December 31,
                                           ----------------------------------
                                              1996        1995        1994
                                           ----------   ---------   ---------

Cash flows from operating activities:
 Net loss...........................        $(10,424)    $(3,396)    $(2,093)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization........         384         142         143
   Write-off of purchased in-process
    research & development..............       5,000          --         500
   Other non-cash charges...............          69          --          --
   Changes in assets and liabilities:
    Accounts receivable, net............      (2,661)     (2,445)        (58)
    Receivable from related party.......        (396)         --          --
    Inventories.........................      (1,086)     (1,181)          7
    Other current assets................        (181)        164        (139)
    Other long-term assets..............        (103)         --          --
    Accounts payable....................       2,065       2,833        (125)
    Accrued liabilities.................        (256)         28      (1,024)
    Payable to related party............      (4,473)         --          --
                                            --------     -------     -------
     Net cash used in operating
      activities........................     (12,062)     (3,855)     (2,789)
                                            --------     -------     -------

Cash flows from investing activities:
  Purchase of property and equipment....        (715)        (57)       (147)
  Sales (purchases) of short-term
   investments, net.....................      (6,366)      1,747        (451)
  Other.................................         268        (100)       (345)
                                            --------     -------     -------
     Net cash (used in) provided by
      investing activities..............      (6,813)      1,590        (943)
                                            --------     -------     -------

Cash flows from financing activities:
  Proceeds from issuance of convertible
   preferred stock, net.................       1,490       3,564       3,907
  Proceeds from issuance of common stock      22,862          24          10
  Repurchase of common stock............          (7)         --         (10)
                                            --------     -------     -------
     Net cash provided by financing
      activities........................      24,345       3,588       3,907
                                            --------     -------     -------
Net increase in cash and cash
 equivalents............................       5,470       1,323         175
Cash and cash equivalents at the
 beginning of the period................       1,865         542         367
                                            --------     -------     -------
Cash and cash equivalents at the end of
 the period.............................    $  7,335     $ 1,865     $   542
                                            ========     =======     =======



The accompanying notes are an integral part of these financial statements.

                            STORM TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


NOTE 1--DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

  Storm Technology, Inc. (the "Company") was incorporated in California on January 17, 1990. The Company is a leading provider of digital photo solutions which enable consumers and small businesses to input, store, organize, enhance and use photos on their personal computers.

  On March 18, 1996, the Company acquired all outstanding shares of Primax Electronics (USA), Inc. ("Primax USA") and certain technologies from Primax Electronics, Ltd. ("Primax Taiwan"). The financial statements for the year ended December 31, 1996 include the results of Primax USA for the period subsequent to the acquisition date through December 31, 1996. All significant intercompany accounts and transactions have been eliminated.

  On October 1, 1996, the Company completed an initial public offering of its common stock, selling 3,277,500 shares (including 850,000 shares sold by selling stockholders) at $10.50 per share. Net proceeds to the Company were $22,739 after deducting related issuance costs. In connection with the initial public offering, all convertible preferred shares of stock were converted into common stock.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  The following is a summary of the Company's significant accounting policies:

  REVENUE RECOGNITION

  Revenue from product sales to customers is generally recognized when the product is shipped, provided collectibility is probable. Revenues from sales to distributors and authorized resellers are subject to agreements allowing price protection and certain rights of return. Accordingly, reserves for estimated future returns and credits for price protection are provided for upon revenue recognition. Such reserves are estimated based on historical rates of returns and allowances, distributor inventory levels and other factors.

  Revenue from royalty fees under certain product royalty agreements is generally recognized upon shipment of related products to customers.

  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents and investments with original maturity dates of greater than three months to be short-term investments. All of the Company's short-term investments, comprised primarily of debt instruments with contractual maturities of less than one year, have been classified as available-for-sale. At December 31, 1996, the fair value of the Company's investments approximated cost.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amount of the Company's financial instruments, including short-term investments, accounts receivable, receivable from related party and payable to related party, approximate fair values.

  CONCENTRATION OF CREDIT RISK

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments, which are primarily comprised of investments in money market funds and institutional debt instruments, are maintained with high quality institutions and the composition and maturities are regularly monitored by management. The Company's accounts receivable are derived from revenues earned from customers located primarily in the U.S. The Company performs ongoing evaluations of its customers' financial condition and maintains an allowance for doubtful accounts based upon the expected collectibility.

                             STORM TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


  The following table summarizes the revenues from customers in excess of 10% of total revenues for each applicable period:

                                YEAR ENDED DECEMBER 31,
                               --------------------------
                                1996      1995      1994
                               -------   -------   ------

Ingram Micro Inc............       20%       --       --

America Online Inc..........       15%       --       --

Circuit City Stores, Inc....       14%       27%      --

Best Buy Company, Inc.......       14%       11%      --

Apple Computer, Inc.........       --        --       41%

Radius Inc..................       --        --       39%


  At December 31, 1996, Ingram Micro Inc., America Online Inc., Circuit City Stores, Inc. and Best Buy Company, Inc. accounted for 20%, 18%, 13% and 20% of total accounts receivable, respectively. At December 31, 1995, Circuit City Stores, Inc. and Best Buy Company, Inc. accounted for 34% and 25% of total accounts receivable, respectively. At December 31, 1994, Radius Inc. accounted for 67% of total accounts receivable.

  INVENTORIES

  Inventories, which consist principally of finished goods, are stated at the lower of cost, determined using the first-in, first-out method, or market.

  The Company currently buys most of its photo readers from two suppliers. Although there are a limited number of manufacturers of the photo readers, management believes that other suppliers could provide similar photo readers on comparable terms. A change in suppliers, however, could cause a disruption in the availability of products, which may adversely affect Company sales and operating results.

  PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets ranging from two to five years.

  SOFTWARE DEVELOPMENT COSTS

  Software development costs incurred prior to establishment of technological feasibility are expensed as incurred. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of products will be capitalized, if material. To date, all software development costs have been expensed.

  GOODWILL

  Goodwill represents cost in excess of net assets acquired from Primax Taiwan on March 18, 1996 (see Note 3). Such goodwill is being amortized over a period of approximately three years and amortization expense totaled $156 for the year ended December 31, 1996. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by comparing the undiscounted expected future operating cash flows in relation to its net investment. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

                             STORM TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


  ADVERTISING EXPENSE

  Advertising is expensed as incurred and amounted to $993, $423 and $69 for the years ended December 31, 1996, 1995 and 1994, respectively.

  INCOME TAXES

  Income taxes are accounted for under the asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

  PRO FORMA NET LOSS PER SHARE

  Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the if-converted method) and stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive, except that, pursuant to a Securities and Exchange Commission Staff Accounting Bulletin, shares of common stock, convertible preferred stock (using the if-converted method) and common stock options and warrants (using the treasury stock method and the initial public offering price of $10.50) issued during the period from April 1995 to September 1996 have been included in the computation as if they were outstanding for all periods through September 1996.

  Historical net loss per share for 1994 has not been presented since such amount is not deemed to be meaningful due to the significant change in the Company's capital structure which occurred in connection with the Company's initial public offering.

  STOCK-BASED COMPENSATION

  The Company adopted Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in the year ending December 31, 1996. The Company has elected to continue to account for employee stock options in accordance with Accounting Principles Board Opinion No. 25 and to adopt the "disclosure only" alternative described in SFAS 123 (see Note 6).

  MANAGEMENT ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3--ACQUISITIONS:

  On March 18, 1996, the Company acquired all outstanding shares of Primax USA and certain technologies from Primax in exchange for 4,214,329 shares of the Company's Series E Convertible Preferred Stock. The transaction was accounted for under the purchase method of accounting. Approximately $5 million of the purchase price was allocated to in-process research and development. The value assigned to in-process research and development was determined by an independent appraiser and was immediately charged to operations.

  In conjunction with the acquisition, liabilities were assumed as follows:


        Tangible assets........................    $ 5,287
        In-process research and development....      5,000
        Goodwill...............................        604
        Series E Preferred Stock issued, net...     (3,243)
                                                   -------
        Liabilities assumed....................    $(7,648)
                                                   =======

                             STORM TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


  The Company's consolidated financial statements for the year ended December 31, 1996 include Primax USA for the period subsequent to the acquisition date. The following table presents the unaudited pro forma consolidated results of operations for the years ended December 31, 1996 and 1995 as if the transaction completed in 1996 had been completed at the beginning of the periods presented, with the pro forma adjustments giving effect principally to the elimination of service revenues recognized by Primax USA related to services performed for Storm, the elimination of the non-recurring charge for in-process research and development acquired from Primax Taiwan and the amortization of goodwill:

                                            YEAR ENDED DECEMBER 31,
                                           -------------------------
                                                  (UNAUDITED)
                                              1996          1995
                                           -----------   -----------
Total revenues..........................      $26,641       $13,895
Net loss................................       (5,903)       (4,746)
Pro forma net loss per common and
 common equivalent share (see Note 2)...      $ (0.68)      $ (0.63)


  In connection with the acquisition, the Company also entered into a series of distribution agreements with Primax Taiwan. The agreements provide Primax Taiwan with an exclusive license to manufacture and distribute certain products owned by the Company in both domestic and international markets for a term of four years, subject to Primax Taiwan providing competitive pricing, quality and availability.

  In 1994, the Company acquired certain assets of CyberPuppy Software, Inc. ("CyberPuppy") for a total purchase price of $550, which included minimum guaranteed royalties totaling $200. Of the purchase price, $500 was allocated to in-process research and development, and charged to expense during 1994. During 1995, the Company terminated their rights to the acquired intellectual property and returned the remaining assets of the CyberPuppy business in exchange for cancellation of the remaining minimum guaranteed royalties commitment.


NOTE 4--BALANCE SHEET COMPONENTS:
                                                      DECEMBER 31,
                                                   -------------------
                                                     1996       1995
                                                   --------   --------

        ACCOUNTS RECEIVABLE, NET CONSISTED OF:
        Accounts receivable.....................    $7,950     $2,832
        Allowance for sales returns and other         (342)      (137)
         credits................................
        Allowance for doubtful accounts.........      (409)       (19)
                                                    ------     ------
                                                    $7,199     $2,676
                                                    ======     ======

        PROPERTY AND EQUIPMENT, NET CONSISTED
         OF:
        Computer equipment......................    $1,194     $  521
        Furniture and fixtures..................       118         46
                                                    ------     ------
                                                     1,312        567
        Less: accumulated depreciation..........      (620)      (407)
                                                    ------     ------
                                                    $  692     $  160
                                                    ======     ======

        ACCRUED LIABILITIES CONSISTED OF:
        Accrued employee benefits...............    $  366     $   92
        Marketing costs.........................       750        132
        Other...................................       718         90
                                                    ------     ------
                                                    $1,834     $  314
                                                    ======     ======

                            STORM TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


NOTE 5--RELATED PARTY TRANSACTIONS:

  During the years ended December 31, 1996 and 1995, Storm purchased inventories from Primax Taiwan totaling $10,375 and $4,665, respectively. During the year ended December 31, 1996 Storm earned royalty and other revenues from Primax Taiwan totaling approximately $950.

  The receivable from related party at December 31, 1996 of $959 is due from Primax Taiwan and consists of royalty and other income and certain expenditures made by Storm on behalf of Primax Taiwan. The payable to related party in the amount of $3,768 and $2,590 at December 31, 1996 and 1995, respectively, primarily consists of the amounts payable to Primax Taiwan for purchased inventories.

NOTE 6--STOCKHOLDERS' EQUITY:

  DELAWARE REINCORPORATION AND REVERSE STOCK SPLIT

  In September 1996, the Company completed a reincorporation in the State of Delaware, including a one for four reverse stock split of the outstanding shares of the Company's common stock. All share and per share data have been retroactively adjusted to reflect this reincorporation.

  WARRANTS FOR COMMON STOCK

  On May 22, 1996, in connection with a strategic marketing agreement, the Company issued a warrant, as amended, to Intel to purchase 39,680 shares of Common Stock at a price of $8.75 per share. In connection with the issuance of such warrant and the related sale of Series F Convertible Preferred stock to Intel, the Company entered into an agreement whereby it is required to notify Intel of any proposed transaction that would result in a change of control or a sale of substantially all of the Company's assets. In the event of such a proposed transaction, Intel has the right to propose a competitive offer that the Company's Board of Directors must consider in good faith.

  AMENDED AND RESTATED STOCK OPTION PLAN

  The Amended and Restated Stock Option Plan (the "Option Plan") allows for the issuance of incentive and nonqualified stock options for the purchase of the Company's Common Stock by employees and consultants of the Company. The Option Plan provides for the issuance of up to approximately 1,100,000 stock options as of December 31, 1996 and provides for an annual increase in the shares reserved for grant equal to 4% of the Company's outstanding common stock at the end of the immediately preceding fiscal year.

  Initial options granted under the Option Plan generally vest 25% after the first year and ratably each month over the remaining thirty six month period. Options granted subsequent to the initial grant vest ratably over four years. Options granted under the Option Plan are immediately exercisable and subject to a repurchase option which expires over the four year vesting period. As of December 31, 1996, 187,000 shares of Common Stock, subject to repurchase by the Company, have been issued upon exercise of options granted under the Option Plan.

  Options granted under the Option Plan are generally for periods not to exceed ten years, and generally must be issued at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Options granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years, and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant.

                             STORM TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


  The following table summarizes activity under the Option Plan:


                                                                               WEIGHTED AVERAGE
                                    SHARES       OPTIONS      EXERCISE PRICE    EXERCISE PRICE
                                  AVAILABLE    OUTSTANDING      PER SHARE         PER SHARE
                                  ----------   ------------   --------------   ----------------
BALANCE AT DECEMBER 31, 1993...     160,455        200,873       $      0.40              $0.40
Shares repurchased.............      20,990             --                --                 --
Options granted................    (117,750)       117,750              0.40               0.40
Options exercised..............          --        (21,749)             0.40               0.40
Options canceled...............      67,318        (67,318)             0.40               0.40
                                   --------       --------
BALANCE AT DECEMBER 31, 1994...     131,013        229,556              0.40               0.40
Options granted................     (36,705)        36,705              0.40               0.40
Options exercised..............          --        (59,260)             0.40               0.40
Options canceled...............      87,896        (87,896)             0.40               0.40
                                   --------       --------
BALANCE AT DECEMBER 31, 1995...     182,204        119,105              0.40               0.40
Additional shares authorized...     597,577             --                --                 --
Shares repurchased.............      17,586             --                --                 --
Options granted................    (753,817)       753,817        0.40-12.63               3.92
Options exercised..............          --       (307,630)        0.40-5.00               0.41
Options canceled...............      96,518        (96,518)        0.40-8.00               5.16
                                   --------       --------
BALANCE AT DECEMBER 31, 1996...     140,068        468,774        0.40-12.63               5.01
                                   ========       ========

  1996 EMPLOYEE STOCK PURCHASE PLAN

  In June 1996, the Board approved the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees to purchase Common Stock at a discount through accumulated payroll deductions. The price at which shares are purchased under the Purchase Plan is equal to 85% of the fair market value of a share of Common Stock on the first day of the offering period or the last day of the purchase period, whichever is lower. A total of 75,000 shares of Common Stock have been reserved for issuance under the Purchase Plan.

  1996 OUTSIDE DIRECTORS STOCK OPTION PLAN

  In June 1996, the Company commenced the 1996 Outside Directors Stock Option Plan (the "Directors Plan"). The Directors Plan provides for the automatic grant of nonstatutory stock options to directors of the Company who are not employees of the Company or Primax Taiwan ("Outside Directors"). The exercise price per share of options granted under the Directors Plan will be equal to the fair market value of a share of Common Stock on the date of grant. Shares subject to an option granted under the Directors Plan vest over two years and options granted under the Directors Plan must be exercised within ten years from the date of grant. Each Outside Director was initially granted an option to purchase 11,250 shares of Common Stock at a price of $4.00 per share. A total of 112,500 shares of Common Stock have been reserved for issuance under the Director's Plan, including 33,750 options granted prior to December 31, 1996.

                             STORM TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


  The following table summarizes information about employee and director stock options outstanding at December 31, 1996:

                                                       RANGE OF EXERCISE PRICES
                                           -------------------------------------------------
                                           $   0.40   $4.00-6.00   $8.00-12.63   $0.40-12.63
                                           --------   ----------   -----------   -----------
Options outstanding:
     Number outstanding.................    158,541      124,250       219,733       502,524
     Weighted average remaining
      contractual life..................       8.44         9.42          9.69          9.23
     Weighted average exercise price....      $0.40        $5.05         $8.15         $4.94
Options vested:
     Number vested......................    104,323       51,093        12,515       167,931
     Weighted average exercise price....      $0.40        $4.79         $8.03         $2.30

  FAIR VALUE DISCLOSURE

  Had compensation cost for the Company's option plans been determined based on fair value at the grant dates, as prescribed in SFAS 123, the Company's 1996 net loss and net loss per share would have been $(10,516) and $(1.21), respectively. The related pro forma impact to the reported 1995 results of operations is immaterial. Additionally, the fair value of the shares granted under the Purchase Plan is considered to have an immaterial impact on this calculation.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: zero dividend yield; risk-free interest rate of approximately 6%; a weighted average expected option term of approximately 3.5 years; and an expected volatility rate of approximately 67% for options granted during the period October 1, 1996 to December 31, 1996. The weighted average fair value of options granted during the year ended December 31, 1996 and 1995 was $0.71 and $0.07, respectively. The above pro forma amounts include compensation expense based on the fair value of stock options granted and vested during the years ended December 31, 1996 and 1995, and exclude the effects of stock options granted prior to January 1, 1995. Furthermore, the determination of the fair value of all future option grants will include an expected volatility factor in addition to the factors described above. Accordingly, the above pro forma disclosures are not representative of the pro forma effects of reported net income for future years.

NOTE 7--INCOME TAXES:

  No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 1996. As of December 31, 1996, the Company has net operating loss carryforwards of approximately $11,000 for federal income tax purposes, which can be used to reduce future taxable income. These net operating loss carryforwards begin to expire in 2007.

  Deferred income tax assets (liabilities) consist of the following:

                                              DECEMBER 31,
                                           -------------------
                                             1996       1995
                                           --------   --------
Deferred tax assets:
   Federal and state loss carryforwards
    and credits.........................   $ 4,256    $ 1,893
   Reserves, accruals and purchased
    technology..........................     1,405        180
   Deferred tax asset valuation
    allowance...........................    (5,661)    (2,073)
                                           -------    -------
Net deferred tax assets.................   $  --      $  --
                                           =======    =======

                             STORM TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


  Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the reliability of the deferred tax assets such that a full valuation allowance has been recorded.

  Under the Tax Reform Act of 1986, the annual benefit from net operating loss carryforwards is restricted by cumulative ownership changes of 50 percent over a three-year period, as defined. The acquisition of Primax USA and certain technologies from Primax Taiwan in March 1996 triggered such an ownership change thus restricting the potential benefits from utilization of tax net operating loss carryforwards generated through the date of acquisition to usage of approximately $300 to $400 per year. Accordingly, the balance of net operating loss carryforwards at December 31, 1996 has been adjusted to reflect the limitation.

  The Internal Revenue Service ("IRS") is examining Primax USA's federal income tax returns. In January 1996, Primax USA received an IRS tax assessment for the tax years ended December 31, 1991, 1992 and 1993. Primax Taiwan has agreed to indemnify the Company with respect to this matter.

NOTE 8--COMMITMENTS:

  LEASES

  The company has entered into a noncancelable operating lease for office space and certain equipment leases which expire at various dates through 2000. As of December 31, 1996, future minimum noncancelable lease commitments under the Company's leases are as follows:

        Year ending December 31,


        1997.........................................    $255
        1998.........................................     255
        1999.........................................     255
        2000.........................................      86
                                                        -----
                                                         $851
                                                         ====

  Rent expense for the years ended December 31, 1996, 1995 and 1994 was $399, $315 and $303, respectively. In February 1997, the Company entered into a noncancelable lease for additional office space which expires in the year 2000 (unaudited).

  LINES OF CREDIT

  On May 16, 1996, the Company entered into a loan and security agreement with a bank, providing for $3,500 and $6,500 revolving lines of credit. The lines of credit bear interest at the bank's prime rate and are secured by the Company's cash, cash equivalents, investments, accounts receivable, inventories, property and equipment and all intellectual property. All obligations under the $3,500 revolving line of credit are guaranteed by Primax Taiwan. The lines of credit contain certain covenants limiting any dividend payments as well as maintenance of financial ratios, future profitability and minimum tangible net worth. The lines of credit expire on May 15, 1997 and November 15, 1997, respectively.

NOTE 9--CONTINGENCY:

  In March 1997, a suit was filed in the Superior Court of California naming Storm, certain of the Company's officers, and certain other entities as defendants in a purported class action lawsuit. The lawsuit alleges certain violations of state and federal securities laws in connection with the Company's operating results for the fourth quarter of 1996, and seeks unspecified damages. The Company believes that the allegations are without merit and intends to vigorously defend itself in such matter.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following table presents the Company's unaudited operating results for each of the eight quarters in the period ended December 31, 1996 and certain items as a percentage of total revenues for the respective periods.


                                                                         THREE MONTHS ENDED
                                 ---------------------------------------------------------------------------------------------------

                                 MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,    MARCH 31,     JUNE 30,    SEPT. 30,     DEC. 31,
                                    1995        1995         1995        1995         1996         1996         1996         1996
                                 ----------   ---------   ----------   ---------   ----------   ----------   ----------   ----------

                                                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
Consolidated Statement of
 Operations Data:
Revenues:
  Product.....................    $    285     $ 1,257     $    795     $ 2,908     $  2,435      $ 5,198      $ 7,853      $ 7,954
  Royalty and other...........         405          56           51          37           94          294          361          348
                                  --------     -------     --------     -------     --------      -------      -------      -------
   Total revenues.............         690       1,313          846       2,945        2,529        5,492        8,214        8,302
Cost of product revenues......         178         896          576       2,085        1,981        3,716        5,805        5,617
                                  --------     -------     --------     -------     --------      -------      -------      -------
Gross profit..................         512         417          270         860          548        1,776        2,409        2,685
                                  --------     -------     --------     -------     --------      -------      -------      -------
Operating expenses:
  Research and development....         455         294          358         387          459          666          865          911
  Marketing and selling.......         626         763          890       1,105        1,402        2,017        1,988        2,430
  General and administrative..         188         153          145         147          225          477          761          870
  In-process research and
  development.................          --          --           --          --        5,000           --           --           --
                                  --------     -------     --------     -------     --------      -------      -------      -------
   Total operating expenses...       1,269       1,210        1,393       1,639        7,086        3,160        3,614        4,211
                                  --------     -------     --------     -------     --------      -------      -------      -------
Loss from operations..........        (757)       (793)      (1,123)       (779)      (6,538)      (1,384)      (1,205)      (1,526)
Interest income, net..........          16           9            8          23           19           14          (30)         226
                                  --------     -------     --------     -------     --------      -------      -------      -------
Net loss......................    $   (741)    $  (784)    $ (1,115)    $  (756)    $ (6,519)     $(1,370)     $(1,235)     $(1,300)
                                  ========     =======     ========     =======     ========      =======      =======      =======

As a percentage of total revenues:
Revenues:
  Product.....................        41.3%       95.7%        94.0%       98.7%        96.3%        94.6%        95.6%        95.8%
  Royalty and other...........        58.7         4.3          6.0         1.3          3.7          5.4          4.4          4.2
                                  --------     -------     --------     -------     --------      -------      -------      -------
   Total revenues.............       100.0       100.0        100.0       100.0        100.0        100.0        100.0        100.0
Cost of product revenues......        25.8        68.2         68.1        70.8         78.3         67.7         70.7         67.7
                                  --------     -------     --------     -------     --------      -------      -------      -------
Gross profit..................        74.2        31.8         31.9        29.2         21.7         32.3         29.3         32.3
                                  --------     -------     --------     -------     --------      -------      -------      -------
Operating expenses:
  Research and development....        66.0        22.4         42.3        13.1         18.2         12.1         10.5         10.9
  Marketing and selling.......        90.7        58.1        105.2        37.5         55.4         36.7         24.2         29.3
  General and administrative..        27.2        11.7         17.1         5.0          8.9          8.7          9.3         10.5
  In-process research and
  development.................          --          --           --          --        197.7           --           --           --
                                  --------     -------     --------     -------     --------      -------      -------      -------
   Total Operating expense....       183.9        92.2        164.6        55.6        280.2         57.5         44.0         50.7
                                  --------     -------     --------     -------     --------      -------      -------      -------
Loss from operations..........      (109.7)      (60.4)      (132.7)      (26.4)      (258.5)       (25.2)       (14.7)       (18.4)
Interest income, net..........         2.3         0.7          0.9         0.7          0.7          0.3         (0.3)         2.7
                                  --------     -------     --------     -------     --------      -------      -------      -------
Net loss......................      (107.4)%     (59.7)%     (131.8)%     (25.7)%     (257.8)%      (24.9)%      (15.0)%     (15.7)%
                                  ========     =======     ========     =======     ========      =======      =======      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Not applicable.

PART III

  Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") within 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The information concerning the Company's directors required by this item is incorporated by reference to the information under the heading "Election of Directors" in the Company's Proxy Statement.

(b)  Executive Officers of the Registrant

     The names, ages and positions of the executive officers of the Company, as of February 28, 1997, are as follows:

            NAME                AGE                    POSITION
-----------------------------   ---   ------------------------------------------
L. William Krause                54   President, Chief Executive Officer and
                                      Director
Adriaan Ligtenberg               41   Chief Technical Officer, Vice President,
                                      Engineering and Director
Rick M. McConnell                31   Chief Financial Officer and Vice
                                      President, Finance and Administration
Barbara K. Windham               38   Vice President, Marketing
Robert F. Preston                39   Vice President, Sales
Joseph G. Finegold               46   Vice President, Operations

  L. William Krause has served as President and Chief Executive Officer of the Company since joining the Company in October 1991. Prior to joining the Company, Mr. Krause spent ten years at 3Com Corporation, a manufacturer of global data networking systems, where he was President and Chief Executive Officer until he retired in September 1990. He continued as Chairman of the Board for 3Com Corporation until 1993. Previously, Mr. Krause served in various marketing and general management executive positions at Hewlett-Packard, a manufacturer of computer hardware and software. Mr. Krause currently serves as a director of Sybase, Inc. and Aureal Semiconductor, Inc.

  Adriaan Ligtenberg founded the Company and has served as Director since its inception, as Chief Technical Officer and Vice President, Engineering since October 1991, and was its first Chief Executive Officer. Prior to Storm, Mr. Ligtenberg co-founded C-Cube Microsystems Inc., a manufacturer of video compression hardware, and served as Vice President from May 1989 until December 1989. Prior to that, Mr. Ligtenberg was employed for five years by AT&T Bell Laboratories Inc., a researcher for the communications industry, where he served as Head of the Image Systems Group. He has been a core member of the JPEG and MPEG image compression standards committees of the ISO/CCITT and holds a Ph.D. from the Swiss Federal Institute of Technology.

  Rick M. McConnell has served as Chief Financial Officer and Vice President, Finance and Administration of the Company since January 1994. Prior to that, Mr. McConnell was Director of Finance and Administration from June 1992 until January 1994, after receiving his Masters in Business Administration from the Stanford Graduate School of Business. From July 1987 to June 1990, Mr. McConnell was employed as a financial engineer by The First Boston Corporation, predecessor to CS First Boston, a financial services firm.

  Barbara K. Windham has served as Vice President, Marketing of the Company since November 1994. Ms. Windham served as a Director of Marketing for Electronic Arts, a marketer of entertainment software, from January 1988 to April 1994. Previously, Ms. Windham worked at Worlds of Wonder Inc. and spent five years at Procter & Gamble Co. in various marketing management positions.

  Robert F. Preston has served as Vice President, Sales of the Company since February 1996. From July 1993 to January 1996, Mr. Preston was Vice President of Sales of Xircom, Inc., a manufacturer of network access products. In January 1989, Mr. Preston founded Robert Preston & Associates, a full service sales and marketing consulting firm, and served as its President from January 1989 to July 1993. Prior to 1989, Mr. Preston served in various sales and marketing positions at Personal Computer Products, Inc., AST Research, Inc. and International Business Machine Corp.

  Joseph G. Finegold has served as Vice President, Operations of the Company since June 1996. From November 1995 to June 1996, Mr. Finegold served as Director of Production at Silicon Graphics, Inc., a manufacturer of engineering workstations. From October 1994 to November 1995, Mr. Finegold was Vice President of FAFCO, Inc., a solar heating and thermal energy storage company. From December 1991 to October 1994, Mr. Finegold served as a product marketing manager and a manufacturing manager for Quantum Corporation, a disk drive company. From June 1985 to December 1991, Mr. Finegold served in the positions of manufacturing manager and product manager for Hewlett-Packard.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Certain Transactions."

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Form 10-K:

1.  FINANCIAL STATEMENTS:                                         PAGE
                                                                  ----
    Report of Independent Accountants..........................     17
    Consolidated Balance Sheet.................................     18
    Consolidated Statement of Operations.......................     19
    Consolidated Statement of Stockholders' Equity.............     20
    Consolidated Statement of Cash Flows.......................     21
    Notes to Consolidated Financial Statements.................     22

2.  FINANCIAL STATEMENT SCHEDULES:

  Financial statement schedules have been omitted because the information called for is not required or is shown in the Consolidated Financial Statements or Notes thereto.

3.  EXHIBITS:

EXHIBIT
NUMBER                      EXHIBIT TITLE
------     --------------------------------------------------------------------

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

   10.21* Warrant to purchase Series B Preferred Stock of Storm California issued to Dominion Ventures, Inc. on May 15, 1992.

   10.25* Amendment No. 1 dated July 24, 1996 to the Agreement by and between Storm California and Intel, dated May 22, 1996.

   10.26* Bundling Agreement by and between Storm California and Netscape Communications Corporation dated July 24, 1996.

   10.27* Termination Agreement by and between Primax and Storm California dated July 1, 1996.

   10.28* Addendum One dated June 11, 1996 to the Manufacturing and Purchase Agreement between Primax and Storm California.

EXHIBIT
NUMBER                      EXHIBIT TITLE
------                      -------------

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


(b)  Reports on Form 8-K

     No report on Form 8-K was filed during the fourth quarter of the year ended December 31, 1996.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Storm Technology, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on March 25, 1997.

                             STORM TECHNOLOGY, INC.

                           By: /S/RICK M. MCCONNELL
                               --------------------

                               RICK M. MCCONNELL

                            CHIEF FINANCIAL OFFICER

                 AND VICE PRESIDENT, FINANCE AND ADMINISTRATION

                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)



                               POWER OF ATTORNEY

  Each of the officers and directors of Storm Technology, Inc. whose signature appears below hereby constitutes and appoints L. William Krause and Rick McConnell and each of them, their true and lawful attorneys-in-fact and agents, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this Report on Form 10-K, and to perform any acts necessary to be done in order to file such an amendment, and each of the undersigned does hereby ratify and confirm all that said attorneys-in-fact and agents, or their and his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below on March 25, 1997 by the following persons in the capacities indicated.

         SIGNATURE                               TITLE
-----------------------------   -----------------------------------------------

    /S/ L. WILLIAM KRAUSE            Chief Executive Officer, President and
-----------------------------        Director (Principal Executive Officer)
      L. William Krause

   /S/ ADRIAAN LIGTENBERG            Chief Technical Officer, Vice President,
-----------------------------        and Director
     Adriaan Ligtenberg

    /S/ RICK M. MCCONNELL            Chief Financial Officer and Vice President,
-----------------------------        Finance and Administration (Principal
      Rick M. McConnell              Financial and Accounting Officer)

  /S/ RICHARD C. ALBERDING           Director
-----------------------------
     Richard C. Alberding

                                     Director
------------------------------
      Mary Jane Elmore

                                     Director
-----------------------------
       Raymond Liang

  /S/ ANDREW S. RAPPAPORT            Director
-----------------------------
    Andrew S. Rappaport