Form 10-Q
period 1997-03-31
STORM TECHNOLOGY INC
filed 1997-05-14
CIK 1017546

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________


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


                             1395 Charleston Road
                            Mountain View, CA 94043
             (Address of principal executive office and zip code)



                                (415) 691-6600
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


     The number of shares of the Registrant's Common Stock outstanding as of April 28, 1997 was 10,382,672.



     This report, including exhibits, consists of 16 pages. The exhibit index begins on page 14.

                            STORM TECHNOLOGY, INC.

                                     INDEX



PART I - FINANCIAL INFORMATION

                                                                                                             Page
Item 1.    Financial Statements

    Condensed Consolidated Balance Sheet at March 31, 1997 and December 31, 1996.....................           3

    Condensed Consolidated Statement of Operations for the three months ended
       March 31, 1997 and 1996.......................................................................           4

    Condensed Consolidated Statement of Cash Flows for the three months ended
       March 31, 1997 and 1996.......................................................................           5

    Notes to Unaudited Condensed Consolidated Financial Statements...................................           6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....           7


PART II- OTHER INFORMATION


Item 1.    Legal Proceedings.........................................................................          13

Item 2.    Changes in Securities.....................................................................          13

Item 3.    Defaults Upon Senior Securities...........................................................          13

Item 4.    Submission of Matters to a Vote of Security Holders.......................................          13

Item 5.    Other Information.........................................................................          13

Item 6.    Exhibits and Reports on Form 8-K..........................................................          13

Signatures...........................................................................................          13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements





                            STORM TECHNOLOGY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                           (In thousands, unaudited)

                                                                                    March 31,       December 31,
                                                                                       1997             1996
                                                                                    -----------      -----------
ASSETS
Current assets:
     Cash and cash equivalents..................................................    $     5,033      $     7,335
     Short-term investments.....................................................          5,636            6,466
     Accounts receivable, net...................................................          1,687            7,199
     Receivable from related party..............................................            365              959
     Inventories................................................................          5,998            4,750
     Other current assets.......................................................            221              247
                                                                                    -----------      -----------
         Total current assets...................................................         18,940           26,956
Property and equipment, net.....................................................            746              692
Other assets....................................................................             97              551
                                                                                    -----------      -----------
              Total assets......................................................    $    19,783      $    28,199
                                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...........................................................    $     2,814      $     2,567
     Accrued liabilities........................................................          1,902            1,834
     Payable to related party...................................................          1,309            3,768
                                                                                    -----------      -----------
         Total current liabilities..............................................          6,025            8,169
                                                                                    -----------      -----------
Contingency (Note 4)
Stockholders' equity:
     Common stock...............................................................             10               10
     Additional paid-in capital.................................................         39,098           39,117
     Deferred compensation......................................................           (170)            (183)
     Accumulated deficit........................................................        (25,180)         (18,914)
                                                                                    -----------      -----------
         Total stockholders' equity.............................................         13,758           20,030
                                                                                    -----------      -----------
              Total liabilities and stockholders' equity........................    $    19,783      $    28,199
                                                                                    ===========      ===========

  The accompanying notes are an integral part of these financial statements.

                            STORM TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                              Three months ended
                                                                   March 31,
                                                          --------------------------
                                                             1997           1996
                                                          -----------    -----------
  Revenues:
       Product......................................      $     1,830    $     2,435
       Royalty and other............................              217             94
                                                          -----------    -----------
           Total revenues...........................            2,047          2,529
  Cost of product revenues..........................            3,768          1,981
                                                          -----------    -----------
  Gross profit (loss)...............................           (1,721)           548
                                                          ------------   -----------
  Operating expenses:
       Research and development.....................            1,116            459
       Marketing and selling........................            2,088          1,402
       General and administrative...................            1,431            225
       In-process research and development..........            --             5,000
                                                          -----------    -----------
           Total operating expenses.................            4,635          7,086
                                                          -----------    -----------
  Loss from operations..............................           (6,356)        (6,538)
  Interest income (expense), net....................               90             19
                                                          -----------    -----------
  Net loss..........................................      $    (6,266)   $    (6,519)
                                                          ===========    ===========
  Net loss per common and common equivalent share...
                                                          $     (0.60)   $     (0.83)
                                                          ===========    ===========
  Weighted average number of common and common
     equivalent shares..............................           10,424          7,848
                                                          ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                            STORM TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                         Three months ended
                                                                                              March 31,
                                                                                     --------------------------
                                                                                       1997             1996
                                                                                     ---------        ---------
Cash flows from operating activities:
     Net loss...................................................................     $  (6,266)       $  (6,519)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization..........................................           101               33
         Write-off of purchased in-process research and development.............         --               5,000
         Other non-cash charges.................................................           461            --
         Changes in assets and liabilities:
              Accounts receivable...............................................         5,512            1,195
              Receivable from related party.....................................           594            --
              Inventories.......................................................        (1,248)             272
              Other current assets..............................................            26              (77)
              Other long-term assets............................................             6              (35)
              Accounts payable..................................................           247             (139)
              Accrued liabilities...............................................            68              226
              Payable to related party..........................................        (2,459)            (539)
                                                                                     ---------        ---------
                  Net cash used in operating activities.........................        (2,958)            (583)
                                                                                     ---------        ---------

Cash flows from investing activities:
     Purchase of property and equipment.........................................          (155)             (18)
     Sales (purchases) of short-term investments................................           830             (832)
     Other......................................................................         --                 268
                                                                                     ---------        ---------
                  Net cash provided by (used in) investing activities...........           675             (582)
                                                                                     ---------        ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock.....................................         --                   3
     Other......................................................................           (19)           --
                                                                                     ---------        ---------
                  Net cash provided by (used in) financing activities...........           (19)               3
                                                                                     ---------        ---------

Net decrease in cash and cash equivalents.......................................        (2,302)          (1,162)
Cash and cash equivalents at the beginning of the period........................         7,335            1,865
                                                                                     ---------        ---------
Cash and cash equivalents at the end of the period..............................     $   5,033        $     703
                                                                                     =========        =========

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

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, including notes thereto, included in the Company's Form 10-K. The results of operations for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

NOTE 2--NET LOSS PER SHARE:

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

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The statement is effective for the Company's annual fiscal year ending December 31, 1997 and is not expected to have a material impact on the Company's reported earnings per share disclosures.

NOTE 3--PRICE PROTECTION AND OTHER CHARGES:

     During the quarter ended March 31, 1997, the Company recorded a provision for price protection, totaling approximately $1.7 million, associated with the Company's planned price reductions in the second quarter of 1997. Such provision was charged as a reduction of first quarter net product revenues. The Company also recorded an approximate $1.1 million charge to cost of product revenues primarily relating to the write-down of the Company's EasyPhoto Drive inventory for purposes of reconfiguration and sale to OEM customers.

NOTE 4--CONTINGENCY:

     In March 1997, a suit was filed in the Superior Court of California naming Storm, certain of the Company's officers and certain other entities as defendants in a purported class action lawsuit. The lawsuit alleges certain violations of state and federal securities laws in connection with the Company's operating results for the fourth quarter of 1996, and seeks unspecified damages. In April 1997, the Company filed a demurrer requesting dismissal of such lawsuit. A hearing on such demurrer is expected in July 1997. The Company believes that the allegations contained in the lawsuit are without merit and intends to vigorously defend itself in such matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements which reflect the current views of the Company with respect to future events that will have an effect on its future financial performance. These statements include the words "expects," "believes" and similar expressions. These forward-looking statements are subject to various risks and uncertainties, including those referred to under "Factors That May Affect Future Results" and elsewhere herein and contained in the Company's Form 10-K, that could cause actual results to differ materially from historical results or those currently anticipated.

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

     During 1994, the Company began development of its EasyPhoto organizer software for using digital photos and began its transition from being focused solely on OEM technology licensing to being a provider of consumer-oriented digital photo solutions sold at retail and on an OEM basis. In September 1994, the Company entered into an agreement with Primax Electronics, Ltd. ("Primax") providing for the OEM purchase by the Company of photo scanners manufactured by Primax to be bundled with the Company's EasyPhoto software. The Company decided to enter into the photo input business primarily to take advantage of a consumer need for an integrated hardware/software solution that is easy to install and use and is affordable at consumer price points. Sales of the EasyPhoto Reader product began in February 1995.

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

Results of Operations

     The following table sets forth for the periods indicated certain line items from the Company's Condensed Consolidated Statement of Operations as a percentage of the Company's total revenues:

                                                             Three months ended
                                                                  March 31,
                                                          -----------------------
                                                            1997           1996
                                                          --------       --------
  Revenues:
       Product.........................................       89.4%          96.3%
       Royalty and other...............................       10.6            3.7
                                                          --------       --------
           Total revenues..............................      100.0          100.0
  Cost of product revenues.............................      184.1           78.3
                                                          --------       --------
  Gross profit (loss)..................................      (84.1)          21.7
                                                          --------       --------
  Operating expenses:
       Research and development........................       54.5           18.2
       Marketing and selling...........................      102.0           55.4
       General and administrative......................       69.9            8.9
       In-process research and development.............       --            197.7
                                                          --------       --------
           Total operating expenses....................      226.4          280.2
                                                          --------       --------
  Loss from operations.................................     (310.5)        (258.5)
  Interest income (expense), net.......................        4.4            0.7
                                                          --------       --------
  Net loss.............................................    (306.1)%       (257.8)%
                                                          ========       ========

   Revenues
   --------
     Product revenues were $1.8 million in the first quarter of 1997, a decrease of $0.6 million from the $2.4 million reported in the first quarter of 1996. The decrease in product revenues was due primarily to reserves established for price protection totaling approximately $1.7 million, offset by increased total unit sales of the Company's photo scanners including the EasyPhoto SmartPage and PhotoDrive products which had not yet been introduced during the first quarter of 1996.

     Royalty and other revenues increased to $0.2 million in the first quarter of 1997 from $0.1 million in the first quarter of 1996. The increase in royalty and other revenues is primarily due to the OEM licensing of certain photo scanner technologies, which principally began in the second quarter of 1996. The Company believes that such royalty and other revenues will decrease as a percentage of revenues as the Company continues its transition of selling its PhotoDrive and Reader products directly to OEM customers that were previously sold under OEM licensing arrangements.

   Cost of product revenues
   ------------------------

   Cost of product revenues increased to $3.8 million in the first quarter of 1997 from $2.0 million in the first quarter of 1996. Cost of product revenues increased in dollar amounts as the Company incurred higher costs associated with higher unit sales of its EasyPhoto SmartPage and PhotoDrive products. The Company also recorded an approximate $1.1 million charge to cost of product revenues primarily relating to the write-down of the Company's EasyPhoto Drive inventory for purposes of reconfiguration and sale to OEM customers.

   Gross profit (loss)
   -------------------

   Gross loss was $1.7 million for the first quarter of 1997, representing 84.1% of total revenues for such period. For the first quarter of 1996, gross profit was $0.5 million, representing 21.7% of total revenues for such period. The significant decrease in gross margin was primarily due to the provisions for price protection and inventory write-downs described above.

   Research and development
   ------------------------

     Research and development expenses increased to $1.1 million in the first quarter of 1997 from $0.5 million in the first quarter of 1996. The increase in these expenses in dollar amounts from 1996 to 1997 is primarily attributable to an increase in research and development personnel to support the Company's anticipated revenue growth. The increase in these expenses as a percentage of revenues from 1996 to 1997 is primarily attributable to the increase in dollar expenditures combined with the reduction in first quarter 1997 net revenues associated with the above-mentioned reserve for price protection. The Company intends to continue to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues.

   Marketing and selling
   ---------------------

     Marketing and selling expenses increased to $2.1 million in the first quarter of 1997 from $1.4 million in the first quarter of 1996. The increase in these expenses in dollar amounts from 1996 to 1997 is primarily the result of increased marketing, advertising and promotional expenses associated with new and existing retail products and an increase in the number of sales personnel. The increase in these expenses as a percentage of revenues from 1996 to 1997 is primarily attributable to the increase in dollar expenditures combined with the reduction in first quarter 1997 net revenues associated with the above-mentioned reserve for price protection. The Company believes that marketing and selling expenses will increase in dollar amounts as the Company expands its sales and marketing staff and promotional efforts to support the Company's anticipated revenue growth, although marketing and selling expenses may vary as a percentage of total revenues.

   General and administrative
   --------------------------

     General and administrative expenses increased to $1.4 million in the first quarter of 1997 from $0.2 million in the first quarter of 1996. The increase in these expenses in dollar amounts from 1996 to 1997 is primarily attributable to an increase in administrative personnel to support the Company's anticipated revenue growth and a $0.4 million charge for the impairment of goodwill recorded in the first quarter of 1997. The increase in these expenses as a percentage of revenues from 1996 to 1997 is primarily attributable to the increase in dollar expenditures combined with the reduction in first quarter 1997 net revenues associated with the above-mentioned reserve for price protection. The Company believes that such expenses will remain constant or grow modestly in dollar amounts through fiscal 1997 (after adjusting for the impact of the non-recurring charge for the impairment of goodwill), although general and administrative expenses may vary as a percentage of total revenues.

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

   Interest income (expense), net
   ------------------------------

     Interest income (expense), net consists primarily of interest earned on cash equivalents and short-term investments. Interest income (expense), net was less than $0.1 million in each of the periods presented.

   Provision for income taxes
   --------------------------

     No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through March 31, 1997.

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

     As of March 31, 1997, the Company had approximately $10.7 million in cash, cash equivalents and short-term investments. During the first three months of 1997 the Company used $2.3 million of cash, primarily to support operating activities, which used cash of $3.0 million for this period.

     On May 16, 1996, the Company entered into a $3.5 million and a $6.5 million revolving line of credit. The lines of credit are secured by the assets of the Company. The $3.5 million revolving line of credit is guaranteed by Primax and expires in May 1997. At March 31, 1997, the Company had no borrowings under these lines of credit. As of March 31, 1997, the Company's principal commitments consisted primarily of the above-mentioned lines of credit and a lease for its office facilities. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects that, in the future, cash in excess of current requirements will be invested in investment grade, interest-bearing securities.

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

Factors That May Affect Future Results

     The Company's quarterly and annual operating results are affected by a wide variety of risks and uncertainties as discussed below and in the Company's Form 10-K. This Report on Form 10-Q should be read in conjunction with such Form 10-K.

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

     The market for digital photo products and, in particular, for the Company's EasyPhoto line of scanners and software products, is new and rapidly evolving. The Company currently derives substantially all of its revenues from its EasyPhoto photo scanners and software products and expects that revenues from these products will continue to account for substantially all of its revenues for the foreseeable future. There can be no assurance that the market for digital photos will develop as anticipated by the Company, or that the Company's products will be broadly accepted. Furthermore, while the Company currently competes directly with a relatively small number of competitors, it faces indirect competition from a number of sources. Many of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer bases, than the Company. As a result, these competitors may be able to respond more effectively to new or emerging technologies and changes in customer requirements, withstand significant price decreases or devote greater resources to the development, promotion, sale and support of their products than the Company. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

     The Company has experienced and will continue to experience significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors, many of which are outside of the Company's direct control. These factors include development of consumer demand for digital photos on PCs in general and for the Company's products in particular, the Company's success in developing, introducing and shipping new products and product enhancements in a timely manner, the purchasing patterns and potential product returns from the Company's retail distribution, the potential for reduced revenue due to price protection granted to distributors, the performance of the Company's contract manufacturers and component suppliers, the Company's ability to respond to new product introductions and price reductions by its competitors, the timing, cancellation or rescheduling of significant orders from OEMs or distributors, the availability of key components and changes in the cost of materials for the Company's products, the level of demand for PCs, the Company's ability to attract, retain and motivate qualified personnel, the timing and amount of research and development, marketing and selling and general and administrative expenditures and general economic conditions. In addition, the Company has experienced seasonality in its operating results. The Company believes that the seasonality of its revenues results primarily from the purchasing habits of consumers and the timing of the Company's fiscal year end. The Company currently believes that such seasonality will generally continue.

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

     The Company has recently experienced and may continue to experience growth in the number of employees, the scope of its operating and financial systems and the geographic distribution of its operations and customers due to an anticipated increase in sales and the recent acquisition transaction with Primax. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to assimilate such new personnel and to implement and improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

     In March 1997, a suit was filed in the Superior Court of California naming Storm, certain of the Company's officers and certain other entities as defendants in a purported class action lawsuit. The lawsuit alleges certain violations of state and federal securities laws in connection with the Company's operating results for the fourth quarter of 1996, and seeks unspecified damages. In April 1997, the Company filed a demurrer requesting dismissal of such lawsuit. A hearing on such demurrer is expected in July 1997. The Company believes that the allegations contained in the lawsuit are without merit and intends to vigorously defend itself in such matter.

Item 2. Changes in Securities

     Not applicable.

Item 3.    Defaults Upon Senior Securities

     Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.    Other Information

     Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

           (a) See Exhibit Index.
           (b) No reports on Form 8-K were filed during the three month period ended March 31, 1997.




                                  SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: May 13, 1997.

                                           STORM TECHNOLOGY, INC.

                                           BY: /s/ RICK M. MCCONNELL
                                              ---------------------------------
                                              Rick M. McConnell
                                              Chief Financial Officer
                                              and Vice President of Finance
                                              and Administration
                                              (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX


   Exhibit
   Number                                Exhibit Title
   -------    ---------------------------------------------------------------------------
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

   10.21*     Warrant to purchase Series B Preferred Stock of Storm California  issued to Dominion  Ventures,  Inc.
              on May 15, 1992.

   10.25*     Amendment  No. 1 dated July 24, 1996 to the  Agreement  by and between  Storm  California  and Intel, dated May 22, 1996.

   10.26*     Bundling Agreement by and between Storm California and Netscape Communications Corporation dated July 24, 1996.


                                 EXHIBIT INDEX
                                  (Continued)

   Exhibit
   Number                                Exhibit Title
   -------    ---------------------------------------------------------------------------

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