Form 10-Q
period 1997-06-30
STORM TECHNOLOGY INC
filed 1997-08-08
CIK 1017546

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended June 30, 1997

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



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


  The number of shares of the Registrant's Common Stock outstanding as of June 30, 1997 was 10,431,614.

  This report, including exhibits, consists of 17 pages. The exhibit index begins on page 15.

                             STORM TECHNOLOGY, INC.
                                     INDEX


PART I - FINANCIAL INFORMATION
                                                                                              Page
                                                                                              ----
ITEM 1.  FINANCIAL STATEMENTS
  Condensed Consolidated Balance Sheet at June 30, 1997 and December 31, 1996...........        3

  Condensed Consolidated Statement of Operations for the three and six month
   periods ended June 30, 1997 and 1996.................................................        4

  Condensed Consolidated Statement of Cash Flows for the six months ended
   June 30, 1997 and 1996...............................................................        5

  Notes to Unaudited Condensed Consolidated Financial Statements........................        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................................        7




PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..............................................................       13

ITEM 2.  CHANGES IN SECURITIES..........................................................       13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................       13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................       13

ITEM 5.  OTHER INFORMATION..............................................................       13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................       13

Signatures..............................................................................       14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements


                             STORM TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (In thousands, unaudited)


                                          June 30,     December 31,
                                            1997          1996
                                          ---------     ---------
ASSETS
Current assets:
 Cash and cash equivalents..............  $  2,792       $  7,335
 Short-term investments.................     3,666          6,466
 Accounts receivable, net...............     5,134          7,199
 Receivable from related party..........       285            959
 Inventories............................     2,630          4,750
 Other current assets...................        62            247
                                          --------       --------
    Total current assets................    14,569         26,956
Property and equipment, net.............     1,262            692
Other assets............................        67            551
                                          --------       --------
      Total assets......................  $ 15,898       $ 28,199
                                          ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.......................  $  1,308       $  2,567
 Accrued liabilities....................     2,808          1,834
 Payable to related party...............     2,038          3,768
                                          --------       --------
    Total current liabilities...........     6,154          8,169
                                          --------       --------
Contingency (Note 4)
Stockholders' equity:
 Common stock and additional paid-in
  capital...............................    39,076         39,127
 Deferred compensation..................      (106)          (183)
 Accumulated deficit....................   (29,226)       (18,914)
                                          --------       --------
    Total stockholders' equity..........     9,744         20,030
                                          --------       --------
      Total liabilities and stockholders'
       equity...........................  $ 15,898       $ 28,199
                                          ========       ========

   The accompanying notes are an integral part of these financial statements.

                             STORM TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)


                                           Three months ended     Six months ended
                                                June 30,              June 30,
                                          --------------------  ---------------------
                                            1997       1996        1997       1996
                                          ---------  ---------  ----------  ---------
Revenues:
 Product................................   $ 6,430    $ 5,198    $  8,260    $ 7,633
 Royalty and other......................       172        294         389        388
                                           -------    -------    --------    -------
       Total revenues...................     6,602      5,492       8,649      8,021
Cost of product revenues................     6,300      3,716      10,068      5,697
                                           -------    -------    --------    -------
Gross profit (loss).....................       302      1,776      (1,419)     2,324
                                           -------    -------    --------    -------
Operating expenses:
 Research and development...............     1,289        666       2,405      1,125
 Marketing and selling..................     1,991      2,017       4,079      3,419
 General and administrative.............     1,158        477       2,589        702
 In-process research and development....        --         --          --      5,000
                                           -------    -------    --------    -------
       Total operating expenses.........     4,438      3,160       9,073     10,246
                                           -------    -------    --------    -------
Loss from operations....................    (4,136)    (1,384)    (10,492)    (7,922)
Interest income (expense), net..........        90         14         180         33
                                           -------    -------    --------    -------
Net loss................................   $(4,046)   $(1,370)   $(10,312)   $(7,889)
                                           =======    =======    ========    =======
Net loss per common and common
 equivalent share.......................   $ (0.39)   $ (0.17)   $  (0.99)   $ (0.98)
                                           =======    =======    ========    =======
Weighted average number of common and
 common equivalent shares...............    10,406      8,246      10,415      8,047
                                           =======    =======    ========    =======

   The accompanying notes are an integral part of these financial statements.

                             STORM TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands, unaudited)


                                                                                            Six months ended
                                                                                                June 30,
                                                                                         ---------------------
                                                                                            1997       1996
                                                                                         ----------  ---------
Cash flows from operating activities:
       Net loss.........................................................................    $(10,312)   $(7,889)
       Adjustments to reconcile net loss to
         net cash used in operating activities:
          Depreciation and amortization.................................................         240        117
          Write-off of purchased in-process research and development....................          --      5,000
          Other non-cash charges........................................................         471         35
          Changes in assets and liabilities:
              Accounts receivable.......................................................       2,065        389
              Receivable from related party.............................................         674         --
              Inventories...............................................................       2,120      1,244
              Other current assets......................................................         185        (24)
              Other long-term assets....................................................          36        (64)
              Accounts payable..........................................................      (1,259)       407
              Accrued liabilities.......................................................         974         36
              Payable to related party..................................................      (1,730)      (412)
                                                                                            --------    -------
                 Net cash used in operating activities..................................      (6,536)    (1,161)
                                                                                            --------    -------
Cash flows from investing activities:
       Purchase of property and equipment...............................................        (810)      (182)
       Sales (purchases) of short-term investments......................................       2,800       (900)
       Other............................................................................          --        268
                                                                                            --------    -------
                 Net cash provided by (used in) investing activities....................       1,990       (814)
                                                                                            --------    -------
Cash flows from financing activities:
       Proceeds from issuance of common stock...........................................          23        123
       Proceeds from issuance of convertible preferred stock and other..................         (20)     1,490
                                                                                            --------    -------
                 Net cash provided by financing activities..............................           3      1,613
                                                                                            --------    -------
Net decrease in cash and cash equivalents...............................................      (4,543)      (362)
Cash and cash equivalents at the beginning of the period................................       7,335      1,865
                                                                                            --------    -------
Cash and cash equivalents at the end of  the period.....................................    $  2,792    $ 1,503
                                                                                            ========    =======

   The accompanying notes are an integral part of these financial statements.

                             STORM TECHNOLOGY, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION:

  Storm Technology, Inc. (the "Company" or "Storm") is a leading provider of digital photo solutions that enable consumers and small businesses to input, store, organize, enhance and use photos easily on their personal computers.

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

NOTE 3--PRICE PROTECTION AND OTHER CHARGES:

  During the quarter ended March 31, 1997, the Company recorded a provision for price protection, totaling approximately $1.7 million, associated with the Company's planned price reductions in the second quarter of 1997. Such provision was charged as a reduction of first quarter net product revenues. During the first quarter of 1997, the Company also recorded an approximate $1.1 million charge to cost of product revenues primarily relating to the write-down of the Company's EasyPhoto Drive inventory for purposes of reconfiguration and sale to OEM customers.

NOTE 4--CONTINGENCY:

  In March 1997, a suit was filed in the Superior Court of California naming Storm, certain of the Company's officers and certain other entities as defendants in a purported class action lawsuit. The lawsuit alleges certain violations of state and federal securities laws in connection with the Company's operating results for the fourth quarter of 1996, and seeks unspecified damages. In July 1997, the court dismissed the plaintiff's complaint with leave to amend certain causes of action by August 1997. The Company believes that the allegations contained in the lawsuit are without merit and intends to vigorously defend itself in such matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This report contains forward-looking statements which reflect the current
  -------------------------------------------------------------------------
views of the Company with respect to future events that will have an effect on
------------------------------------------------------------------------------
its future financial performance. These statements include the words "expects,"
-------------------------------------------------------------------------------
"believes" and similar expressions. These forward-looking statements are subject
--------------------------------------------------------------------------------
to various risks and uncertainties, including those referred to under "Factors
------------------------------------------------------------------------------
That May Affect Future Results" and elsewhere herein and contained in the
-------------------------------------------------------------------------
Company's Form 10-K, that could cause actual results to differ materially from
------------------------------------------------------------------------------
historical results or those currently anticipated.
-------------------------------------------------

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

Results of Operations

  The following table sets forth for the periods indicated certain line items from the Company's Condensed Consolidated Statement of Operations as a percentage of the Company's total revenues:


                                           Three months ended    Six months ended
                                                June 30,             June 30,
                                          --------------------  ------------------
                                            1997       1996       1997      1996
                                          ---------  ---------  ---------  -------
Revenues:
       Product..........................      97.4%      94.6%      95.5%    95.2%
       Royalty and other................       2.6        5.4        4.5      4.8
                                            ------     ------    -------   ------
          Total revenues................     100.0      100.0      100.0    100.0
Cost of product revenues................      95.4       67.7      116.4     71.0
                                            ------     ------    -------   ------
Gross profit (loss).....................       4.6       32.3      (16.4)    29.0
                                            ------     ------    -------   ------
Operating Expenses:
       Research and development.........      19.5       12.1       27.8     14.0
       Marketing and selling............      30.2       36.7       47.2     42.6
       General and administrative.......      17.5        8.7       29.9      8.8
       In-process research and
        development.....................        --         --         --     62.4
                                            ------     ------    -------   ------
          Total operating expenses......      67.2       57.5      104.9    127.8
                                            ------     ------    -------   ------
Loss from operations....................     (62.6)     (25.2)    (121.3)   (98.8)
Interest income (expense), net..........       1.3        0.3        2.1      0.4
                                            ------     ------    -------   ------
Net loss................................     (61.3)%    (24.9)%   (119.2)%  (98.4)%
                                            ======     ======    =======   ======

 REVENUES

  Product revenues were $6.4 million in the second quarter of 1997, an increase of 24% from the $5.2 million reported in the second quarter of 1996. Product revenues increased to $8.3 million for the six months ended June 30, 1997 from $7.6 million in the comparable period of 1996. The increase in product revenues was due primarily to an increase in OEM related revenues in 1997. This increase was partially offset by the sale of discontinued product lines totaling approximately $0.9 million in the first six months of 1996 relating to the acquisition of Primax's U.S. subsidiary. No such product sales occurred in 1997. The increase in product revenues for the six month period ended June 30, 1997 was further offset by a reserve provision of $1.7 million, principally for price protection, recorded in the first quarter of 1997.

  Royalty and other revenues decreased to $0.2 million in the second quarter of 1997 from $0.3 million in the second quarter of 1996. For the six months ended June 30, 1997, royalty and other revenues were unchanged at $0.4 million compared to the six months ended June 30, 1996. The Company anticipates that royalty and other revenues will continue to comprise a relatively insignificant portion of total revenues throughout fiscal 1997.

 COST OF PRODUCT REVENUES

  Cost of product revenues increased to $6.3 million in the second quarter of 1997 from $3.7 million in the second quarter of 1996. Cost of product revenues were $10.1 million and $5.7 million for the six month periods ended June 30, 1997 and 1996, respectively. Cost of product revenues increased in dollar amounts as the Company incurred higher costs primarily associated with its increase in OEM product sales. In the first quarter of 1997, the Company also recorded an approximate $1.1 million charge to cost of product revenues primarily related to the write-down of the Company's EasyPhoto Drive inventory for purposes of reconfiguration and sale to OEM customers.

  GROSS PROFIT (LOSS)

   Gross profit was $0.3 million for the second quarter of 1997, representing 4.6% of total revenues. For the second quarter of 1996, gross profit was $1.8 million, representing 32.3% of total revenues. Gross profit (loss) was ($1.4) million and $2.3 million, respectively, for the six month periods ended June 30, 1997 and 1996, representing (16.4%) and 29.0%, respectively, of total revenues for such periods. The decrease in gross margin during the second quarter of 1997 was primarily due to the sale of relatively older, higher cost-basis inventories during the Company's transition to newly designed products at lower consumer price points. The negative gross margin for the six month period ended June 30, 1997 was primarily the result of the provisions for price protection and inventory write-downs described above. The Company currently expects continued increases in gross margin for the remainder of fiscal 1997.

 RESEARCH AND DEVELOPMENT

  Research and development expenses increased to $1.3 million in the second quarter of 1997 from $0.7 million in the second quarter of 1996. Research and development expenses were $2.4 million and $1.1 million, respectively, for the six month periods ended June 30, 1997 and 1996. The increase in these expenses in dollar amounts and as a percentage of total revenues from 1996 to 1997 is primarily attributable to an increase in research and development personnel to support the Company's anticipated revenue growth. The Company intends to continue to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues.

 MARKETING AND SELLING

  Marketing and selling expenses were $2.0 million in the second quarter of both 1997 and 1996. Marketing and selling expenses increased to $4.1 million for the six months ended June 30, 1997 from $3.4 million for the comparable period in 1996. The increase in these expenses in dollar amounts and as a percentage of total revenues from the first half of 1996 to the first half of 1997 is primarily the result of increased advertising and promotional expenses incurred in the first quarter of 1997 compared to the first quarter of 1996. The Company believes that marketing and selling expenses will increase in dollar amounts as the Company expands its sales and marketing staff and promotional efforts to support the Company's anticipated revenue growth, although marketing and selling expenses may vary as a percentage of total revenues.

 GENERAL AND ADMINISTRATIVE

  General and administrative expenses increased to $1.2 million in the second quarter of 1997 from $0.5 million in the second quarter of 1996. For the six months ended June 30, 1997, general and administrative expenses increased to $2.6 million from $0.7 million in the comparable period of 1996. The increase in these expenses in dollar amounts and as a percentage of total revenues from 1996 to 1997 is primarily attributable to an increase in administrative personnel to support the Company's anticipated revenue growth, the Company's status as a public company in fiscal 1997 and a $0.4 million charge for the impairment of goodwill recorded in the first quarter of 1997. The Company believes that such expenses will grow modestly in dollar amounts through fiscal 1997, although general and administrative expenses may vary as a percentage of total revenues.

 IN-PROCESS RESEARCH AND DEVELOPMENT

  In March 1996, the Company acquired certain in-process photo scanner technologies from Primax in a transaction accounted for as a purchase. The Company recorded a one-time write-off of $5.0 million to acquired in-process research and development as a result of the acquisition.

 INTEREST INCOME (EXPENSE), NET

  Interest income (expense), net consists primarily of interest earned on cash equivalents and short-term investments. Interest income (expense), net was less than $0.2 million in each of the four periods presented.

 PROVISION FOR INCOME TAXES

  No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through June 30, 1997.

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

  During the first six months of 1997 the Company used $4.5 million of cash, primarily to support operating activities, which used cash of $6.5 million for this period. On May 16, 1996, the Company entered into a $6.5 million revolving line of credit. The line of credit is secured by the assets of the Company. At June 30, 1997, the Company had no borrowings under this line of credit. In August 1997, the Company entered into a $1.0 million equipment lease line. As of June 30, 1997, the Company's principal commitments consisted primarily of the above-mentioned line of credit and a lease for its office facilities. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects that, in the future, cash in excess of current requirements will be invested in investment grade, interest-bearing securities.

  As of June 30, 1997, the Company had approximately $6.5 million in cash, cash equivalents and short-term investments. The Company believes that its existing cash and investment balances, the line of credit and the equipment lease line will be sufficient to meet the Company's capital and operating requirements for the next 12 months. Although operating activities may provide cash in certain periods, to the extent that the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such growth may require the Company to obtain additional equity or debt financing. In addition, although there are no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, the Company from time to time evaluates potential acquisitions of businesses, products and technologies and may in the future require additional equity or debt financings to consummate such potential acquisitions.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company's quarterly and annual operating results are affected by a wide
  ---------------------------------------------------------------------------
variety of risks and uncertainties as discussed below and in the Company's Form
-------------------------------------------------------------------------------
10-K. This Report on Form 10-Q should be read in conjunction with such Form
---------------------------------------------------------------------------
10-K.
----

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

  The market for digital photo products and, in particular, for the Company's EasyPhoto line of scanners and software products, is new and rapidly evolving. The Company currently derives substantially all of its revenues from its EasyPhoto photo scanners and software products and expects that revenues from these products will continue to account for substantially all of its revenues for the foreseeable future. There can be no assurance that the market for digital photos will develop as anticipated by the Company, or that the Company's products will be broadly accepted. Furthermore, many of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer bases, than the Company. As a result, these competitors may be able to respond more effectively to new or emerging technologies and changes in customer requirements, withstand significant price decreases or devote greater resources to the development, promotion, sale and support of their products than the Company. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

  The Company has experienced and will continue to experience significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors, many of which are outside of the Company's direct control. These factors include development of consumer demand for digital photos on PCs in general and for the Company's products in particular, the Company's success in developing, introducing and shipping new products and product enhancements in a timely manner, the purchasing patterns and potential product returns from the Company's retail distribution, the potential for reduced revenue due to price protection granted to distributors, the capacity and performance of the Company's contract manufacturers and component suppliers, the Company's ability to respond to new product introductions and price reductions by its competitors, the timing, cancellation or rescheduling of significant orders from OEMs or distributors, the availability of key components and changes in the cost of materials for the Company's products, the level of demand for PCs, the Company's ability to attract, retain and motivate qualified personnel, the timing and amount of research and development, marketing and selling and general and administrative expenditures and general economic conditions. In addition, the Company has experienced seasonality in its operating results. The Company believes that the seasonality of its revenues results primarily from the purchasing habits of consumers and the timing of the Company's fiscal year end. The Company currently believes that such seasonality will generally continue.

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

  The Company has recently experienced and may continue to experience growth in the number of employees, the scope of its operating and financial systems and the geographic distribution of its operations and customers due principally to an anticipated increase in sales. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to assimilate such new personnel and to implement and improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully.

PART II - OTHER INFORMATION
Item 1.   Legal Proceedings

  In March 1997, a suit was filed in the Superior Court of California naming Storm, certain of the Company's officers and certain other entities as defendants in a purported class action lawsuit. The lawsuit alleges certain violations of state and federal securities laws in connection with the Company's operating results for the fourth quarter of 1996, and seeks unspecified damages. In July 1997, the court dismissed the plaintiff's complaint with leave to amend certain causes of action by August 1997. The Company believes that the allegations contained in the lawsuit are without merit and intends to vigorously defend itself in such matter.

Item 2.   Changes in Securities

  Not applicable.

Item 3.   Defaults Upon Senior Securities

  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

  The Company held its Annual Meeting of Shareholders on June 12, 1997. The matters described below were voted on at such Meeting and the number of votes cast with respect to each matter are enumerated below.

                                             For     Against  Abstain
                                          ---------  -------  -------
Proposal I - Election of Directors
     Richard C. Alberding                 5,764,112   32,500
     Mary Jane Elmore                     5,757,112   39,500
     L. William Krause                    5,728,899   67,713
     Raymond Liang                        5,746,162   50,450
     Adriaan Ligtenberg                   5,761,112   35,500
     Andrew S. Rappaport                  5,760,612   36,000

Proposal II - To amend the Company's      4,789,991  898,952   28,555
 Employee Stock Purchase Plan to
 increase the number of shares reserved
 for grant by 375,000 to 450,000

Proposal III - To ratify the              5,758,846    6,052   31,714
 appointment of Price Waterhouse LLP as
 the Company's independent public
 accountants for fiscal year 1997

Item 5.   Other Information

  Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

  (a) See Exhibit Index.

  (b) No reports on Form 8-K were filed during the three month period ended June 30, 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: August 8, 1997.

                             STORM TECHNOLOGY, INC.

                            By: /s/RICK M. MCCONNELL
                               ---------------------

                               Rick M. McConnell

                            Chief Financial Officer

                and Vice President of Finance and Administration

                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
 Number                                 Exhibit Title
 ------         ----------------------------------------------------------------
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

10.21* Warrant to purchase Series B Preferred Stock of Storm California issued to Dominion Ventures, Inc. on May 15, 1992.

10.25* Amendment No. 1 dated July 24, 1996 to the Agreement by and between Storm California and Intel, dated May 22, 1996.

10.26* Bundling Agreement by and between Storm California and Netscape Communications Corporation dated July 24, 1996.

                                 EXHIBIT INDEX
                                  (Continued)

Exhibit
 Number                                 Exhibit Title
 ------         ----------------------------------------------------------------

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