Form 10-Q
period 1997-09-30
STORM TECHNOLOGY INC
filed 1997-11-13
CIK 1017546

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the quarterly period ended September 30, 1997

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


                                (650) 691-6600
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  The number of shares of the Registrant's Common Stock outstanding as of September 30, 1997 was 10,493,972

  This report, including exhibits, consists of 16 pages. The exhibit index begins on page 14.

                            STORM TECHNOLOGY, INC.
                                     INDEX


PART I - FINANCIAL INFORMATION
                                                                        Page
                                                                        -----
Item 1.  Financial Statements
Condensed Consolidated Balance Sheet at September 30, 1997 and            3
 December 31, 1996..................................................

Condensed Consolidated Statement of Operations for the three and
 nine month periods ended September 30, 1997 and 1996...............      4

Condensed Consolidated Statement of Cash Flows for the nine months
 ended September 30, 1997 and 1996..................................      5

Notes to Unaudited Condensed Consolidated Financial Statements......      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................      7


PART II- OTHER INFORMATION

Item 1.  Legal Proceedings..........................................     13

Item 2.  Changes in Securities......................................     13

Item 3.  Defaults Upon Senior Securities............................     13

Item 4.  Submission of Matters to a Vote of Security Holders........     13

Item 5.  Other Information..........................................     13

Item 6.  Exhibits and Reports on Form 8-K...........................     13

Signatures..........................................................     13

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements


                            STORM TECHNOLOGY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                           (In thousands, unaudited)

                                                         September 30,  December 31,
                                                             1997           1996
                                                         -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents.............................     $ 10,735       $  7,335
  Short-term investments................................           --          6,466
  Accounts receivable, net..............................        9,245          8,158
  Inventories...........................................        2,214          4,750
  Other current assets..................................           56            247
                                                             --------       --------
     Total current assets...............................       22,250         26,956
Property and equipment, net.............................        1,320            692
Other assets............................................           40            551
                                                             --------       --------
     Total assets.......................................     $ 23,610       $ 28,199
                                                             ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................     $  1,129       $  2,567
  Accrued liabilities...................................        2,519          1,834
  Payable to related party..............................       11,478          3,768
  Line of credit........................................        1,000             --
  Current portion of long-term obligations..............          145             --
                                                             --------       --------
   Total current liabilities............................       16,271          8,169
Long-term obligations...................................          435             --
                                                             --------       --------
    Total liabilities...................................       16,706          8,169
                                                             --------       --------

Contingency (Note 4)
Stockholders' equity:
  Common stock and additional paid-in capital...........       39,197         39,127
  Deferred compensation.................................          (89)          (183)
  Accumulated deficit...................................      (32,204)       (18,914)
                                                             --------       --------
   Total stockholders' equity...........................        6,904         20,030
                                                             --------       --------
    Total liabilities and stockholders' equity..........     $ 23,610       $ 28,199
                                                             ========       ========

  The accompanying notes are an integral part of these financial statements.

                            STORM TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                          Three months ended        Nine months ended
                                            September 30,             September 30,
                                       ------------------------  ------------------------
                                           1997         1996         1997         1996
                                       -----------  -----------  -----------  -----------
Revenues:
 Product..............................    $12,438      $ 7,853     $ 20,698      $15,486
 Royalty and other....................        112          361          501          749
                                          -------      -------     --------      -------
       Total revenues.................     12,550        8,214       21,199       16,235
Cost of product revenues..............     10,976        5,805       21,044       11,502
                                          -------      -------     --------      -------
Gross profit..........................      1,574        2,409          155        4,733
                                          -------      -------     --------      -------
Operating expenses:
   Research and development...........      1,206          865        3,611        1,990
   Marketing and selling..............      2,233        1,988        6,312        5,407
   General and administrative.........      1,198          761        3,787        1,463
   In-process research and development         --           --           --        5,000
                                          -------      -------     --------      -------
       Total operating expenses.......      4,637        3,614       13,710       13,860
                                          -------      -------     --------      -------
Loss from operations..................     (3,063)      (1,205)     (13,555)      (9,127)
Interest income (expense), net........         85          (30)         265            3
                                          -------      -------     --------      -------
Net loss..............................    $(2,978)     $(1,235)    $(13,290)     $(9,124)
                                          =======      =======     ========      =======
Net loss per common and common
 equivalent share.....................     $(0.28)      $(0.15)      $(1.27)      $(1.12)
                                          =======      =======     ========      =======
Weighted average number of common
 and common equivalent shares.........     10,473        8,334       10,434        8,143
                                          =======      =======     ========      =======

The accompanying notes are an integral part of these financial statements.

                            STORM TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands, unaudited)


                                                              Nine months ended
                                                                September 30,
                                                         ----------------------------
                                                             1997           1996
                                                         -------------  -------------
Cash flows from operating activities:
   Net loss............................................      $(13,290)       $(9,124)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization...................           414            244
       Write-off of purchased in-process research and
        development....................................            --          5,000
       Other non-cash charges..........................           481             49
       Changes in assets and liabilities:
           Accounts receivable.........................        (1,087)        (1,796)
           Inventories.................................         2,536         (2,134)
           Other current assets........................           191           (210)
           Other long-term assets......................            63           (122)
           Accounts payable............................        (1,438)         1,738
           Accrued liabilities.........................           685           (620)
           Payable to related party....................         7,710          2,635
                                                             --------        -------
       Net cash used in operating activities...........        (3,735)        (4,340)
                                                             --------        -------
Cash flows from investing activities:
   Purchase of property and equipment..................        (1,042)          (400)
   Sales of short-term investments.....................         6,466            100
   Other...............................................            --            268
                                                             --------        -------
       Net cash provided by (used in) investing
        activities.....................................         5,424            (32)
                                                             --------        -------
Cash flows from financing activities:
   Net proceeds from line of credit....................         1,000          1,860
   Proceeds from secured equipment financings..........           619             --
   Repayment of secured equipment financings...........           (39)            --
   Proceeds from issuance of common stock..............           155            123
   Proceeds from issuance of convertible preferred
    stock and other....................................           (24)         1,490
                                                             --------        -------
       Net cash provided by financing activities.......         1,711          3,473
                                                             --------        -------
Net increase (decrease) in cash and cash equivalents...         3,400           (899)
Cash and cash equivalents at the beginning of the
 period................................................         7,335          1,865
                                                             --------        -------
Cash and cash equivalents at the end of the period.....      $ 10,735        $   966
                                                             ========        =======


  The accompanying notes are an integral part of these financial statements.

                            STORM TECHNOLOGY, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION:

  Storm Technology, Inc. (the "Company" or "Storm") creates personal scanners that enable consumers to input, organize, store and use digital images easily with their computers.

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

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The statement is effective for the Company's annual fiscal year ending December 31, 1997 and is not expected to have a material impact on the Company's reported earnings per share disclosures.

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

NOTE 4--CONTINGENCY:

      In March 1997, a suit was filed in the Superior Court of California naming Storm, certain of the Company's officers and certain other entities as defendants in a purported class action lawsuit. The lawsuit alleges certain violations of state and federal securities laws in connection with the Company's operating results for the fourth quarter of 1996, and seeks unspecified damages. In July 1997, the court dismissed the plaintiff's complaint with leave to amend certain causes of action. An amended complaint was filed in October 1997. The Company believes that the allegations contained in the lawsuit are without merit and intends to vigorously defend itself in such matter.

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

OVERVIEW

  The Company creates personal scanners that enable consumers to input, organize, store and use digital images easily with their computers. The Company was founded in 1990 to pioneer Joint Photographic Experts Group ("JPEG") image compression technology. During its initial years, the Company began its recruitment of an experienced management team and developed and licensed its image compression hardware and software technology to leading desktop publishing companies on an OEM basis as a source of cash flow to fund the Company.

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

  In June 1996, the Company began distribution of its EasyPhoto SmartPage product, a full page sheetfed color scanner capable of scanning wallet sized to full-page photos and documents. The EasyPhoto SmartPage hardware was purchased on an OEM basis from a third party. In August 1997, the Company began distribution of its EasyPhoto SmartPage Pro product, Storm's initial release of a second generation scanner with increased quality and consumer functionality.

  In August 1996, the Company initiated shipment of its EasyPhoto Drive product. The EasyPhoto Drive is a retail version of the Company's PhotoDrive product sold on an OEM basis to PC suppliers.

  In October 1997, the Company began distribution of its EasyPhoto ImageWave product, its first flatbed scanner. The EasyPhoto ImageWave hardware is currently purchased on an OEM basis from a third party.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated certain line items from the Company's Condensed Consolidated Statement of Operations as a percentage of the Company's total revenues:

                                          Three months ended        Nine months ended
                                             September 30,             September 30,
                                        ------------------------  ------------------------
                                            1997         1996         1997         1996
                                        -----------  -----------  -----------  -----------
Revenues:
 Product...............................      99.1%        95.6%        97.6%        95.4%
 Royalty and other.....................       0.9          4.4          2.4          4.6
                                           ------       ------       ------       ------
 Total revenues........................     100.0        100.0        100.0        100.0
Cost of product revenues...............      87.5         70.7         99.3         70.8
                                           ------       ------       ------       ------
Gross profit...........................      12.5         29.3          0.7         29.2
                                           ------       ------       ------       ------
Operating expenses:
 Research and development..............       9.6         10.5         17.0         12.3
 Marketing and selling.................      17.8         24.2         29.8         33.3
 General and administrative............       9.5          9.3         17.9          9.0
 In-process research and development...        --           --           --         30.8
                                           ------       ------       ------       ------
 Total operating expenses..............      36.9         44.0         64.7         85.4
                                           ------       ------       ------       ------
Loss from operations...................     (24.4)       (14.7)       (64.0)       (56.2)
Interest income (expense), net.........       0.7         (0.3)         1.3           --
                                           ------       ------       ------       ------
Net loss...............................     (23.7)%      (15.0)%      (62.7)%      (56.2)%
                                           ======       ======       ======       ======

 Revenues

  Product revenues were $12.4 million in the third quarter of 1997, an increase of 58% from the $7.9 million reported in the third quarter of 1996. Product revenues increased to $20.7 million for the nine months ended September 30, 1997 from $15.5 million in the comparable period of 1996. The increase in product revenues was due primarily to an increase in OEM related revenues in 1997. This increase was partially offset by the sale of discontinued product lines totaling approximately $1.2 million in the first nine months of 1996 relating to the acquisition of Primax's U.S. subsidiary. No such product sales occurred in 1997. The increase in product revenues for the nine month period ended September 30, 1997 was further offset by a reserve provision of $1.7 million, principally for price protection, recorded in the first quarter of 1997.

  Royalty and other revenues decreased to $0.1 million in the third quarter of 1997 from $0.4 million in the third quarter of 1996. For the nine months ended September 30, 1997, royalty and other revenues were $0.5 million compared to $0.7 million in the comparable period of 1996. The Company anticipates that royalty and other revenues will continue to comprise a relatively insignificant portion of total revenues throughout fiscal 1997.

 Cost of product revenues

  Cost of product revenues increased to $11.0 million in the third quarter of 1997 from $5.8 million in the third quarter of 1996. Cost of product revenues were $21.0 million and $11.5 million for the nine month periods ended September 30, 1997 and 1996, respectively. Cost of product revenues increased in dollar amounts as the Company incurred higher costs primarily associated with its increase in product sales. In the first quarter of 1997, the Company also recorded an approximate $1.1 million charge to cost of product revenues primarily related to the write-down of the Company's EasyPhoto Drive inventory for purposes of reconfiguration and sale to OEM customers.

  Gross profit

   Gross profit was $1.6 million for the third quarter of 1997, representing 12.5% of total revenues. For the third quarter of 1996, gross profit was $2.4 million, representing 29.3% of total revenues. Gross profit was $0.2 million and $4.7 million, respectively, for the nine month periods ended September 30, 1997 and 1996, representing 0.7% and 29.2%, respectively, of total revenues for such periods. The decrease in gross margin during the third quarter of 1997 was primarily due to the higher percentage of lower margin OEM sales dollars in 1997 versus 1996 and to the sale of relatively higher cost-basis inventories during the Company's transition to newly designed products at lower consumer price points. Gross margin for the nine month period ended September 30, 1997 was also adversely impacted by the provisions for price protection and inventory write-downs in the first quarter of 1997, as described above.

 Research and development

  Research and development expenses increased to $1.2 million in the third quarter of 1997 from $0.9 million in the third quarter of 1996. Research and development expenses were $3.6 million and $2.0 million, respectively, for the nine month periods ended September 30, 1997 and 1996. The increase in these expenses in dollar amounts from 1996 to 1997 is primarily attributable to an increase in research and development personnel to support the Company's new product development and anticipated revenue growth. The Company intends to continue to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues.

 Marketing and selling

  Marketing and selling expenses increased to $2.2 million in the third quarter of 1997 from $2.0 million in the third quarter of 1996. For the nine month periods ended September 30, 1997 and 1996, marketing and selling expenses were $6.3 million and $5.4 million, respectively. The increase in these expenses in dollar amounts is primarily the result of increased advertising and promotional expenses incurred in the first quarter of 1997 compared to the first quarter of 1996. The Company believes that marketing and selling expenses will increase in dollar amounts as the Company expands its sales and marketing staff and promotional efforts to support the Company's anticipated revenue growth, although marketing and selling expenses may vary as a percentage of total revenues.

 General and administrative

  General and administrative expenses increased to $1.2 million in the third quarter of 1997 from $0.8 million in the third quarter of 1996. For the nine months ended September 30, 1997, general and administrative expenses increased to $3.8 million from $1.5 million in the comparable period of 1996. The increase in these expenses in dollar amounts and as a percentage of total revenues from 1996 to 1997 is primarily attributable to an increase in administrative personnel to support the Company's anticipated revenue growth, the Company's status as a public company in fiscal 1997 and a $0.4 million charge for the impairment of goodwill recorded in the first quarter of 1997. The Company believes that such expenses will remain relatively constant in dollar amounts through fiscal 1997, although general and administrative expenses may vary as a percentage of total revenues.

 In-process research and development

  In March 1996, the Company acquired certain in-process photo scanner technologies from Primax in a transaction accounted for as a purchase. The Company recorded a one-time write-off of $5.0 million to acquired in-process research and development as a result of the acquisition.

 Interest income (expense), net

  Interest income (expense), net consists primarily of interest earned on cash equivalents and short-term investments and interest expense incurred in connection with the Company's lines of credit. Interest income (expense), net was less than $0.3 million in each of the four periods presented.

 Provision for income taxes

  No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through September 30, 1997.

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

  During the first nine months of 1997 the Company generated $3.4 million of cash, primarily from the sale of short-term investments totaling $6.5 million and borrowings under the Company's bank and equipment lines of credit totaling $1.6 million. This was offset by cash used from operations of $3.7 million to support operating activities for the nine months ended September 30, 1997.

  As of September 30, 1997, the Company had approximately $10.7 million in cash and cash equivalents. The Company also has a $6.5 million revolving accounts receivable line of credit. The line of credit expires on October 28, 1998 and is secured by the assets of the Company. At September 30, 1997, the Company had $1.0 million of borrowings under this line of credit. In August 1997, the Company entered into a $1.0 million equipment line of credit of which $0.6 million had been utilized as of September 30, 1997. As of September 30, 1997, the Company's principal commitments consisted primarily of the above-mentioned lines of credit and a lease for its office facilities. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects that, in the future, cash in excess of current requirements will be invested in investment grade, interest-bearing securities.

   The Company believes that its existing cash and investment balances and the accounts receivable and equipment lines of credit will be sufficient to meet the Company's capital and operating requirements for the next 12 months. Nevertheless, the Company may be required to obtain additional financing to expand its business. Management is currently exploring financing alternatives to supplement the Company's cash position, although the Company has no commitments to obtain any additional funding and there can be no assurance that such financing will be available on acceptable terms, if at all. In addition, although there are no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, the Company from time to time evaluates potential acquisitions of businesses, products and technologies and may in the future require additional equity or debt financings to consummate such potential acquisitions.

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

  The Company has experienced and will continue to experience significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors, many of which are outside of the Company's direct control. These factors include development of consumer demand for digital photos on PCs in general and for the Company's products in particular, the Company's success in developing, introducing and shipping new products and product enhancements in a timely manner, the purchasing patterns and potential product returns from the Company's retail distribution, the potential for reduced revenue due to price protection granted to distributors and retailers, the capacity and performance of the Company's contract manufacturers and component suppliers, the Company's ability to respond to new product introductions and price reductions by its competitors, the timing, cancellation or rescheduling of significant orders from OEMs or distributors, the availability of key components and changes in the cost of materials for the Company's products, the level of demand for PCs, the Company's ability to attract, retain and motivate qualified personnel, the timing and amount of research and development, marketing and selling and general and administrative expenditures and general economic conditions. In addition, the Company has experienced seasonality in its operating results. The Company believes that the seasonality of its revenues results primarily from the purchasing habits of consumers and the timing of the Company's fiscal year end. The Company currently believes that such seasonality will generally continue.

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

  Primax and a third party are currently the sole manufacturing sources for the hardware component of the Company's EasyPhoto Reader/Drive/SmartPage Pro and ImageWave products, respectively. There can be no assurance that such suppliers will be able to meet the Company's requirements for quality manufactured products at competitive prices. Furthermore, obtaining products from an alternative manufacturing source involves certain production start-up risks and delays, such as those associated with the procurement of materials and training of production personnel. Therefore, any inability to obtain quality hardware components at competitive prices from these suppliers or to increase manufacturing capacity from such suppliers as required could have a material adverse effect on the Company's business, results of operations and financial condition.

  Since February 1995, most of the Company's sales have been made to distributors, computer superstores, consumer electronic superstores, office supply superstores, specialty computer stores, on-line companies, mass merchants and OEMs and, to a lesser extent, mail order companies. Accordingly, the Company is dependent upon the continued viability and financial stability of these resellers. The Company's reseller customers offer products of several different companies, including scanner products that are competitive with the Company's products. Accordingly, these resellers may give higher priority to products of suppliers other than the Company through increased shelf space or promotions, thus reducing their efforts to sell the Company's product. In addition, as is typical in the personal computer industry, the Company grants its distributors and retailers price protection and certain rights of return with respect to products purchased by them. The Company accrues for expected returns and anticipated price reductions in amounts that the Company believes are reasonable. However, there can be no assurance that these accruals will be sufficient, especially in light of the rapid product obsolescence that often occurs during product transitions. In order to respond to competitive pricing actions, increase sales or expand the distribution of its products, the Company may reduce the prices of its products, which could give rise to significant price protection charges and which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the difficulty in predicting future sales and the anticipated short product life cycles of the Company's products due to frequent upgrades increase the risk that new product introductions, price reductions by the Company or its competitors, or other factors affecting the digital photo market could result in significant product returns. Any price protection charges or product returns in excess of recorded allowances would have a material adverse effect on the Company's business, operating results and financial condition.

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

PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

  In March 1997, a suit was filed in the Superior Court of California naming Storm, certain of the Company's officers and certain other entities as defendants in a purported class action lawsuit. The lawsuit alleges certain violations of state and federal securities laws in connection with the Company's operating results for the fourth quarter of 1996, and seeks unspecified damages. In July 1997, the court dismissed the plaintiff's complaint with leave to amend certain causes of action. An amended complaint was filed in October 1997. The Company believes that the allegations contained in the lawsuit are without merit and intends to vigorously defend itself in such matter.

ITEM 2.   CHANGES IN SECURITIES
  Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
  Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Not applicable.

ITEM 5.   OTHER INFORMATION
  Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  See Exhibit Index.
(b) No reports on Form 8-K were filed during the three month period ended September 30, 1997.



                                  SIGNATURES
  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: November 11, 1997.

                            STORM TECHNOLOGY, INC.
                           By: /s/Rick M. McConnell
                               ---------------------
                               Rick M. McConnell
                            Chief Financial Officer
               and Vice President of Finance and Administration
                 (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


   Exhibit
   Number                        Exhibit Title
   ------                        -------------

   2.1* Form of Agreement and Plan of Merger between Storm Primax, Inc., a California corporation (''Storm California''), and Storm Primax, Inc., a Delaware corporation (''Storm Delaware'').

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

   10.2*  The Registrant's Amended and Restated Stock Option Plan.

   10.4*  The Registrant's 1996 Outside Directors Stock Option Plan.

   10.5*  The Registrant's 1996 Employee Stock Purchase Plan.

   10.12* Agreement and Plan of Reorganization by and among Storm Software, Inc., Storm Acquisition Corporation, Primax Electronics (U.S.A.) Inc., and Primax Electronics, Ltd. (''Primax'') dated February 24, 1996.

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

   10.18* Sales Representative Agreement by and between Storm California and Primax dated February 29, 1996.

   10.19* Agreement by and between Intel Corporation and Storm California dated May 22, 1996.

   10.25* Amendment No. 1 dated July 24, 1996 to the Agreement by and between Storm California and Intel, dated May 22, 1996.

  10.26* Bundling Agreement by and between Storm California and Netscape Communications Corporation dated July 24, 1996.

                                 EXHIBIT INDEX
                                  (Continued)

   Exhibit
   Number                        Exhibit Title
   ------                        -------------

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