Form 10-K
period 1997-12-31
STORM TECHNOLOGY INC
filed 1998-03-31
CIK 1017546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1997

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]







  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 27, 1998 ($2.56) as reported on the Nasdaq National Market, was approximately $12,521,000. Shares of Common Stock held by each officer and director and by each person who owned 5% or more of the Registrant's outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of shares of the Registrant's Common Stock outstanding as of February 28, 1998 was 12,834,564.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                             STORM TECHNOLOGY, INC.
                               TABLE OF CONTENTS
                                 1997 FORM 10-K


                                     PART I

Item 1.  Business

Item 2.  Properties

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

                                    PART II


Item 5.  Market for the Registrant's
         Common Stock and Related Stockholder Matters

Item 6.  Selected Consolidated Financial Data

Item 7.  Management's Discussion and
         Analysis of Financial Condition and Results of Operations

Item 8.  Financial Statements and Supplementary Data

Item 9.  Changes in and Disagreements
         with Accountants on Accounting and Financial Disclosure

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

PART I

        Forward looking statements in this Annual Report on Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Stockholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, those contained in Item 7 of this report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results" and other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission.

Item 1. Business

        Storm Technology, Inc. ("Storm" or the "Company") is a leading provider of personal scanners that enable consumers and small businesses to input, organize, store and use digital images easily with their personal computers ("PCs"). The Company's vision is to empower consumers to use all forms of digital images to create more personal, memorable and effective communications. Storm has been competing and gaining market share based on a strategy of product innovation and price performance leadership to develop and market personal scanners using the latest technology with high quality at affordable consumer price points.

Products

        EasyPhoto Software

        The EasyPhoto organizer software provides a user friendly, easy to install environment for consumers to input, organize, store, enhance and use photos on their PCs. EasyPhoto enables users to build galleries of photos using a familiar film strip metaphor for display and to perform photo adjustment and improvement functions such as editing, cropping and resizing of photos. In addition to being integrated with each of the Company's own personal scanners, EasyPhoto software has been distributed broadly through OEM partners, including Acer, Epson, HP, Intel, Netcom, Netscape, Nikon, Polaroid and Sharp, in conjunction with PCs, scanners, printers and digital cameras. EasyPhoto is now available in seven languages, including US English, UK English, Japanese, German, French, Spanish and Dutch, and the Company estimates that it has an installed base of over 3.5 million units as of February 28, 1998.

        Sheetfed Personal Scanners

        In February 1995, the Company introduced the EasyPhoto Reader, which was the first consumer-oriented photo scanner designed specifically to read photo prints of up to 5" x 7" into a personal computer. Smaller than a standard mousepad, the device was designed with the consumer in mind to occupy limited desk space. Installation is easy, with no interface boards required. The device plugs directly into the parallel port of a computer with a pass-through connector that enables printers to utilize the same port. The EasyPhoto Reader includes a motorized feeder and photo guides to read photos automatically at the push of a single button and to ensure consistently high quality. When detached from the feeder, the EasyPhoto Reader may be used to scan photos out of bound materials such as books or magazines. It also reads over 16.7 million colors and its standard optical resolution is 200 dots per inch
(dpi), with software interpolation enabling resolutions of up to 1200 dpi.
        The EasyPhoto SmartPage Pro is a full page-sized, sheetfed color scanner capable of scanning wallet-sized to full-page photos and documents (up to 8 " x 14"). The EasyPhoto SmartPage Pro is positioned beyond the capabilities of text-based document scanners toward the more demanding requirements of color rich photo-centric usage. The EasyPhoto SmartPage Pro, which began shipping in August 1997, plugs directly into the parallel port of a computer, reading over one billion colors at a 300 dpi optical resolution, with software interpolation enabling resolutions of up to 1200 dpi. Documents, which may include a combination of photos, text and graphics, may be stored either in bitmapped form for applications such as electronic faxing or in text form for use in computer data files via the bundled OCR software from Xerox. Additionally, bundled document management software allows scanned documents to be organized, stored and retrieved via an intuitive electronic file cabinet. The EasyPhoto SmartPage Pro is sold at a targeted street price of $149. The EasyPhoto SmartPage Pro hardware is currently purchased on an OEM basis from a third party.

        In December 1997, Storm acquired PageScan USB, a full page-sized sheetfed color scanner previously distributed by Logitech, Inc. and its affiliates (collectively "Logitech"). PageScan USB offers a Universal Serial Bus (USB) connection which provides the convenience of plug-and-play via a single cable. The PageScan USB is also capable of scanning wallet-sized to full-page photos and documents at a 300 dpi optical resolution, with software interpolation enabling resolutions of up to 1200 dpi. Currently distributed in Europe, Storm expects to begin its U.S. distribution of this product in the second quarter of 1998.

        Flatbed Personal Scanners

        The EasyPhoto ImageWave represents Storm's first flatbed scanner product offering. Introduced in October 1997, the EasyPhoto ImageWave is a full page-sized flatbed color scanner which plugs into the parallel port of a computer and scans digital images at a 300 x 600 dpi optical resolution, with software interpolation enabling resolutions of up to 1200 dpi. Also positioned to handle the requirements of color rich photo-centric usage as well as text-based usage, the EasyPhoto ImageWave includes bundled OCR and document management software from Xerox. The EasyPhoto ImageWave hardware is purchased on an OEM basis from a third party and is distributed in both the U.S. and Europe with a targeted U.S. street price of $99.

        TotalScan, Storm's most recent product offering, was introduced in February 1998. This professional quality flatbed scanner scans digital images at a 600 x 1200 dpi optical resolution with 30 bits of color, enabling TotalScan to read over one billion colors. TotalScan also plugs into the parallel port of a computer and comes bundled with OCR and document management software from Xerox as well as desktop publishing software from Design Intelligence. TotalScan hardware is purchased on an OEM basis from a third party and is distributed in both the U.S. and Europe with a targeted U.S. street price of $149.

        Product Warranty

        The Company's products are all sold with a 12-month end-user hardware warranty.

Marketing and Sales

        The Company pursues a two-pronged approach to marketing and sales. The first focuses on the sale of personal scanners to existing PC users through leading computer retail channels. The second focuses on follow-on sales of new products and upgrades to Storm's existing installed base of customers.

        Marketing

        The Company's marketing group is responsible for positioning and promoting the Company's products on a worldwide basis. It employs a variety of consumer marketing techniques to broaden end-user awareness of and demand for Storm products. First among these is its effort to generate broad-based press coverage, including in part product reviews, application stories and visual product demonstrations in trade and consumer media. A small sampling of past press coverage encompasses such publications and media as wide ranging as The Wall Street Journal, The Today Show, CNN, PC Magazine, MacWorld, Family PC, Brides Magazine and Rolling Stone.

        While press coverage has been an essential component in building demand for Storm's products, additional key elements include consumer advertising, sampling, direct marketing, retail promotions and trade show participation. The Company also seeks to reach a wide array of consumers through its World Wide Web ("web") site located at http://www.stormtech.com. Information contained in the Company's web site shall not be deemed part of this Form 10-K.

        Retail Distribution

        Retail distribution for the Company's products includes computer superstores, consumer electronics superstores, office supply superstores, mass merchants and specialty computer stores. In addition, the Company's retail distribution includes on-line companies (such as America Online) and Internet stores, mail order catalogs and direct consumer order fulfillment. The Company also has distribution relationships with several North American distributors, resulting in a broad distribution of the Company's products through smaller regional, local and independent computer resellers and VARs. Overall, the Company's products are sold through many of the leading retailers and distributors of computer products in North America, including the following:









                       RETAIL CHAINS/CATALOGS                           DISTRIBUTORS
-----------------------------------------------------------------   --------------------
America Online    Computer Discount Warehouse  OfficeMax            Beamscope
Best Buy          Doppler                      PC Connection, Inc.  D&H Distributing
Business Depot    Future Shop                  Sam's Club           Ingram Micro
Circuit City      London Drugs                 Sears                Ingram Micro-Canada
CompUSA           MicroCenter                  Staples              Merisel
Computer City     MicroWarehouse               The Good Guys        Tech Data Corp.

        Customer Concentration

        Historically, a relatively small number of customers have accounted for a significant percentage of the Company's total revenues, and the Company expects that it will continue to experience significant customer concentration for the foreseeable future. In the year ended December 31, 1997, sales to Hewlett-Packard (HP), Best Buy and Ingram Micro accounted for 33%, 13% and 12% respectively, of total revenues. The Company does not expect that these customer percentages for 1997 will necessarily be representative of customer concentrations for any future period. There can be no assurance that such customers or any other customers will in the future continue to license or purchase products or services from the Company at levels that equal or exceed those of prior periods, if at all.

        International

        The Company entered into a Joint Sales and Marketing Agreement with Logitech in December 1997 which provides for, among other things, Logitech to provide sales and distribution support for Storm products in Europe through December 31, 1998. The term of this agreement may be extended upon agreement by both parties.

        Rights of Return and Price Protection

        As is common practice in the industry, in the event of a price decrease, the Company generally gives its distributors and resellers credit equal to the difference between the price originally paid and the new price on units remaining in the customers' inventories on the date of the price decrease. When a price decrease is anticipated, the Company establishes reserves for amounts estimated to be reimbursed to qualifying customers. In addition, resellers and distributors generally have the right to return excess inventory within specified time periods. There can be no assurance that the Company's reserves for price protection and product returns will be sufficient or that any future returns will not have a material adverse effect on the Company's business, financial condition and results of operations.





Competition

        The market for the Company's products is highly competitive. Current competitors include HP, Mustek, PlusTek, UMAX and Visioneer. A source of potential increased future competition may arise from other current significant participants in the digital imaging market. Certain companies, including Epson, Kodak and Polaroid, some of which are OEM customers of the Company, have previously shipped photo input devices.
In addition, competition with the Company's EasyPhoto organizer software may emanate from developers of photo-oriented software such as Fractal Design, Microsoft, and a significant number of small companies now developing such software. This latter group of companies may in the future compete with the Company by developing advanced software capabilities to be offered on a stand-alone basis, bundled with hardware, or integrated as part of an operating system. The Company believes that as the digital imaging market evolves, it will face competition from a variety of sources, including those identified above.

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

        The Company believes that the principal competitive factors in its market are integration of hardware and software design, ease of use, product performance, feature functionality, reliability, price, availability of third-party applications, timeliness of new product introductions, service, support and size of installed base. Although the Company believes that it is competitive with respect to most of these factors, there can be no assurance that it will remain competitive in the future.

Manufacturing

        The Company currently relies on Primax Electronics, Ltd. ("Primax") for a majority of its manufacturing needs, including materials procurement, assembly, system integration, testing and quality assurance. There can be no assurance that Primax will be able to meet the Company's requirements for quality manufactured products at competitive prices. Any inability to obtain hardware components at competitive prices from Primax or to increase manufacturing capacity from Primax as required could have a material adverse effect on the Company's business, results of operations and financial condition. The Company also relies on certain other manufacturers for the production of certain products. However, there can be no assurance that the Company will be able to maintain or obtain such alternative manufacturing sources on favorable terms, if at all. Moreover, commencement of production of products at new facilities involves certain start-up risks and delays, such as those associated with the procurement of materials and training of production personnel.

Product Development

        The Company's research and development team is located at the Company's headquarters in Mountain View, California, and, as of December 31, 1997, employed 34 software and hardware design engineers, technicians and support staff. The primary activities of these employees are new product development, enhancement of existing products, product testing and technical documentation development.

        A principal focus of the Company's development activities is to integrate its hardware and software systems with an intelligent user interface. To achieve this, software development activities play a significant role in designing a user-friendly interface, incorporating advanced user features and developing an open environment accessible to third-party developers.

        The Company believes that continued investment in research and development is critical to the Company's future success. The Company is focusing on the development of enhanced versions of its EasyPhoto software, new image capture solutions and ongoing enhancements to existing scanner products. During the years ended December 31, 1997, 1996 and 1995 the Company's research and development expenses were approximately $4.9 million, $2.9 million and $1.5 million, respectively.

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

        The Company has from time to time received, and may receive in the future, communications from third parties asserting that the Company's products, trademarks or trade names infringe on the proprietary rights of third parties. In response to such communications, the Company consults with its counsel to assess the basis for any claims of infringement by the Company's products.

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

Employees

        As of December 31, 1997, the Company had a total of 102 employees. Of this total, 34 were engaged in research, product development and engineering, 28 were engaged in sales and marketing, and 40 were engaged in finance, operations, customer support and administrative activities. Competition for employees in the Company's industry is intense. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Item 2. Properties

        Substantially all of the Company's operations are currently located in one approximately 64,000 square foot facility of leased office space located in Mountain View, California. This lease will expire in May
2000. The Company believes that this facility will be adequate for its current needs.

Item 3. Legal Proceedings

        In March 1997, a suit was filed in the Superior Court of California naming Storm, certain of the Company's officers and certain other entities as defendants in a purported class action lawsuit. The lawsuit alleges certain violations of state and federal securities laws in connection with the Company's operating results for the fourth quarter of 1996, and seeks unspecified damages. In July 1997, the court dismissed the plaintiff's complaint with leave to amend certain causes of action. An amended complaint was filed in October 1997 and a similar complaint was filed in the United States District Court by the same plaintiffs in December 1997. The Company believes that the allegations contained in the lawsuits are without merit and intends to vigorously defend itself in such actions.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.







PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters

        The Company's Common Stock has been trading on the Nasdaq National Market under the symbol "EASY" since October 1, 1996. As of February 28, 1998, there were approximately 150 holders of record and 2,000 beneficial shareholders of Storm Technology, Inc. Common Stock. The following table sets forth the high and low sales prices for the Common Stock during the quarter indicated.

                                              HIGH      LOW
                                            --------  --------
             Fiscal 1997
--------------------------------------
 Fourth Quarter                               $4.50     $1.50
 Third Quarter                                $4.75     $1.88
 Second Quarter                               $4.13     $1.13
 First Quarter                                $5.36     $3.50


             Fiscal 1996
--------------------------------------
 Fourth Quarter                              $17.00     $4.38

        The Company has never declared or paid cash dividends on its Common Stock and is currently restricted from paying such dividends under its existing line of credit. The Company currently anticipates that it will retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

























Item 6. Selected Consolidated Financial Data

                             STORM TECHNOLOGY, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

                                                      For the Years Ended December 31,
                                            -----------------------------------------------------
                                              1997       1996       1995       1994       1993
                                            ---------  ---------  ---------  ---------  ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues...............................      $34,202    $24,537     $5,794     $3,200     $2,983
Cost of revenues.......................       35,712     17,119      3,735        178        276
                                            ---------  ---------  ---------  ---------  ---------
Gross profit (loss)....................       (1,510)     7,418      2,059      3,022      2,707
                                            ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.............        4,922      2,901      1,494      2,102      1,845
  Marketing and selling................        8,756      7,837      3,384      1,981      1,604
  General and administrative...........        5,002      2,333        633        628        625
  In-process research and development..        9,160      5,000        --         500        --
                                            ---------  ---------  ---------  ---------  ---------
     Total operating expenses..........       27,840     18,071      5,511      5,211      4,074
                                            ---------  ---------  ---------  ---------  ---------
Loss from operations...................      (29,350)   (10,653)    (3,452)    (2,189)    (1,367)
Interest income, net...................          329        229         56         96         42
                                            ---------  ---------  ---------  ---------  ---------
Net loss...............................     ($29,021)  ($10,424)   ($3,396)   ($2,093)   ($1,325)
                                            =========  =========  =========  =========  =========

Basic and diluted net loss per share...       ($2.75)    ($3.04)    ($3.74)    ($2.38)    ($1.51)
                                            =========  =========  =========  =========  =========
Weighted average number of
  common shares outstanding............       10,538      3,426        909        879        879
                                            =========  =========  =========  =========  =========



                                                                December 31,
                                            -----------------------------------------------------
                                              1997       1996       1995       1994       1993
                                            ---------  ---------  ---------  ---------  ---------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
 investments...........................       $5,310    $13,801     $1,865     $2,289     $1,663
Working capital (deficit)..............       (1,156)    18,787      2,573      2,396        422
Total assets...........................       22,882     27,809      5,979      3,026      2,261
Long-term liability....................        4,401        --         --         100        --
Total stockholders' equity (deficit)...       (2,339)    20,030      2,733      2,541        727









Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements which reflect the current views of the Company with respect to future events that will have an effect on its future financial performance. These statements include the words "expects," "believes" and similar expressions. These forward-looking statements are subject to various risks and uncertainties, including those referred to under "Factors That May
Affect Future Results" and elsewhere herein and contained in the Company's Form S-3 Registration Statement, that could cause actual results to differ materially from historical results or those currently anticipated.

Overview

        Storm creates personal scanners that enable consumers to input, organize, store and use digital images easily with their personal computers. The Company's vision is to empower consumers to use all forms of digital images to create more personal, memorable and effective communications. Storm has been competing and gaining market share based on a strategy of product innovation and price performance leadership to develop and market personal scanners using the latest technology with high quality at affordable consumer price points.

        In 1995, the Company entered the personal scanner market by bundling its EasyPhoto organizer software with a snapshot-sized photo scanner manufactured by Primax. In 1996, Storm established its own internal personal scanner hardware and software product development teams, continued to build leadership in the personal photo scanner market and leveraged OEMs to enter the page-sized sheetfed scanner market segment. During 1997, Storm established itself as the market leader in the personal photo scanner product segment, acquired certain scanner assets from Logitech (the "Logitech Acquisition"), resulting in a market leadership position in page-sized sheetfed personal scanners, and leveraged OEMs to enter the flatbed personal scanner market segment.
With the Logitech Acquisition, the Company has expanded distribution in Europe through Logitech's existing European infrastructure, providing access to over 8,000 retail outlets in the region, broadened its underlying product portfolio and digital imaging technology, and effectively doubled its worldwide market share. Based on external research studies, Storm expects that worldwide scanner sales will increase from 6.5 million units in 1997 to over 11 million units by 1999.












Results of Operations

        The following table sets forth for the periods indicated certain line items from the Company's Consolidated Statement of Operations as a percentage of the Company's revenues:

                                               Years Ended December 31,
                                            -------------------------------
                                              1997       1996       1995
                                            ---------  ---------  ---------

Revenues...............................        100.0%     100.0%     100.0%
Cost of revenues.......................        104.4%      69.8%      64.5%
                                            ---------  ---------  ---------
Gross profit (loss)....................         -4.4%      30.2%      35.5%
                                            ---------  ---------  ---------
Operating expenses:
  Research and development.............         14.4%      11.8%      25.8%
  Marketing and selling................         25.6%      31.9%      58.4%
  General and administrative...........         14.6%       9.5%      10.9%
  In-process research and development..         26.8%      20.4%       --
                                            ---------  ---------  ---------
     Total operating expenses..........         81.4%      73.6%      95.1%
                                            ---------  ---------  ---------
Loss from operations...................        -85.8%     -43.4%     -59.6%
Interest income, net...................          0.9%       0.9%       1.0%
                                            ---------  ---------  ---------
Net loss...............................        -84.9%     -42.5%     -58.6%
                                            =========  =========  =========

Comparison of 1997, 1996 and 1995 Operating Results

        Revenues

        Revenues totaled $34.2 million, $24.5 million and $5.8 million in 1997, 1996 and 1995, respectively. The growth in 1997 revenues was due primarily to the introduction of Storm's first flatbed scanner, the EasyPhoto ImageWave, in October 1997 and higher OEM unit sales of the Company's EasyPhoto Reader and PhotoDrive products. Annual revenue growth exceeded 300% from 1995 to 1996, primarily due to the introduction of the Company's EasyPhoto SmartPage and EasyPhoto Drive products in June and August 1996, respectively. The Company currently anticipates continued year-to-year revenue growth in 1998, due in part to the expansion of sales in Europe resulting from the Logitech Acquisition and growth in domestic personal scanner sales volumes.

        Product revenues from customers are generally recognized when the product is shipped, provided collectibility is probable. Product revenues from distributors and resellers are subject to agreements allowing price protection and certain rights of return. Accordingly, reserves for estimated future returns and credits for price protection are provided for upon revenue recognition and when a price decrease is anticipated, respectively. Such reserves are estimated based on historical rates of returns and allowances, distributor and reseller inventory levels and other factors. However, there can be no assurance that these accruals will be sufficient or that any future returns or price protection charges will not have a material adverse effect on the Company's business and operating results, especially in light of the rapid product obsolescence that often occurs during product transitions.

        Cost of revenues

        Cost of revenues increased to $35.7 million (104.4% of revenues) in 1997 from $17.1 million and $3.7 million (69.8% and 64.5% of revenues) in 1996 and 1995, respectively. Cost of revenues increased in dollar amounts as the Company incurred higher costs associated with higher unit sales of its personal scanner products. Cost of revenues also included $3.5 million of inventory write-downs in 1997 associated with the reconfiguration and sale of certain EasyPhoto Drive products to OEM customers and the consolidation of scanner product offerings after the Logitech
Acquisition.

        Gross profit (loss)

        Gross profit (loss) was ($1.5) million, $7.4 million and $2.1 million, respectively, for 1997, 1996 and 1995, representing (4.4%), 30.2% and 35.5%, respectively, of total revenues for such periods. The decrease in gross margin percentage during 1997 was primarily due to the significant decrease in personal scanner retail prices throughout 1997 and the Company's transition from competing based on brand leadership in the digital photo scanner market to competing on price performance leadership in the overall personal scanner market which resulted in significant price protection charges and certain inventory charges as described above. The decrease in gross margin percentage from 1995 to 1996 was primarily attributable to a reduction in royalty revenues as a percentage of total revenues as the Company increased its focus on supplying integrated hardware and software solutions primarily on a retail basis.

        The Company currently expects gross margins to increase in 1998 as the Company believes, based upon external market research, that personal scanner price decreases will moderate in 1998 relative to 1997 as competition between personal scanner suppliers focuses on features and performance within established price ranges. Furthermore, the Company anticipates that its cost of personal scanner hardware will generally decrease at least proportionately with any such decreases in personal scanner prices.

        Research and development

        Research and development expenses totaled $4.9 million, $2.9 million and $1.5 million (14.4%, 11.8% and 25.8% of revenues) in 1997, 1996 and
1995, respectively. The increase in these expenses in dollar amounts from 1995 to 1997 is primarily attributable to an increase in research and development personnel to support the Company's continued growth. The increase in research and development expenses as a percentage of total revenues in 1997 as compared to 1996 was primarily due to the growth in personnel to support the hardware development team which was established in mid-1996. The decrease in research and development expenses as a percentage of total revenues from 1995 to 1996 is attributable to the significant percentage growth of the Company's revenues from 1995 to 1996. The Company intends to continue to allocate substantial resources to research and development, including a significant increase in dollar amounts from 1997 to 1998. However, research and development expenses may vary as a percentage of total revenues.

        Marketing and selling

        Marketing and selling expenses increased to $8.8 million (25.6% of revenues) in 1997 from $7.8 million and $3.4 million (31.9% and 58.4% of revenues) in 1996 and 1995, respectively. The increase in these expenses in dollar amounts from 1995 to 1997 is primarily the result of increased marketing, advertising and promotional expenses associated with new and existing retail products and an increase in the number of sales personnel. The decrease in marketing and selling expenses as a percentage of total revenues from 1995 to 1997 is attributable to the rapid growth of the Company's revenues in 1996 and 1997. The Company believes that such expenses will increase in dollar amounts as the Company expands its sales and marketing staff and promotional efforts to support the Company's continued domestic growth and its expansion in the European market resulting from the Logitech Acquisition, although marketing and selling expenses may vary as a percentage of total revenues.

        General and administrative

        General and administrative expenses increased to $5.0 million (14.6% of revenues) in 1997 from $2.3 million and $0.6 million (9.5% and 10.9% of total revenues) in 1996 and 1995, respectively. The increase in these expenses in dollar amounts from 1995 to 1997 and as a percentage of total revenues from 1996 to 1997 is primarily attributable to an increase in operations, customer service and administrative personnel to support the Company's continued growth. The decrease in general and administrative expenses as a percentage of total revenues from 1995 to 1996 is attributable to the significant percentage growth of the Company's revenues from 1995 to 1996. The Company believes that such expenses will increase in dollar amounts as the Company increases its staffing to support the Company's continued domestic growth and its expansion in the European market resulting from the Logitech
Acquisition, although general and administrative expenses may vary as a percentage of total revenues.

        As a result of the December 1997 Logitech Acquisition, the Company recorded goodwill of $1.7 million. Additional goodwill associated with the acquisition may be recorded in 1998 contingent upon the achievement of certain 1998 revenue objectives in Europe. The amortization of such existing and contingent goodwill will have a significant adverse effect on the Company's 1998 net operating results.

        In-process research and development

        In December 1997, the Company acquired certain products and in-process technology from Logitech, which resulted in a write-off of acquired in-process research and development of $9.2 million. In March 1996, the Company acquired certain in-process photo scanner technologies from Primax, resulting in a write-off of $5.0 million of acquired in-process research and development.

        Interest income, net

        Interest income, net consists primarily of interest earned on cash equivalents and short-term investments offset by interest expense incurred in connection with the Company's line of credit and long-term obligations. Interest income, net increased to $0.3 million in 1997 from $0.2 million and $0.1 million in 1996 and 1995, respectively, primarily due to the significant increase in interest bearing securities in the fourth quarter of 1996 resulting from the Company's initial public offering. The Company expects interest expense to increase from 1997 to 1998 in conjunction with increased borrowings under the Company's line of credit to help fund the Company's growth and interest incurred on notes payable issued and issuable to Logitech in conjunction with the Logitech Acquisition.

        Provision for income taxes

        No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 1997.
As of December 31, 1997, the Company has net operating loss carryforwards of approximately $28 million for federal income tax purposes, which can be used to reduce future taxable income. These net operating loss carryforwards begin to expire in 2007.

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

        During 1997 the Company generated $6.4 million from financing activities, primarily from the sale of equity securities and to a lesser extent debt financing. These funds in combination with the $5.2 million of cash sourced from the sale of short-term investments were principally used for the Logitech Acquisition and to support operating activities, which used cash of $8.4 million for the year ended December 31, 1997. During 1996 and 1995 the Company generated $24.3 million and $3.6 million, respectively, from the sale of equity securities. These funds were principally used to support operating activities, which used cash of $12.1 million and $3.9 million in 1996 and 1995, respectively.

        As of December 31, 1997, the Company had approximately $5.3 million in cash and cash equivalents. On February 27, 1998, the Company completed an amendment to its existing line of credit which increased the total borrowing capacity under the line to the lesser of $10 million or 70% of eligible receivables. The line of credit is secured by the assets of the Company. At December 31, 1997, the Company had $1.0 million of borrowings under this line of credit. As of December 31, 1997, the Company's principal commitments consisted primarily of the above-mentioned line of credit, long-term obligations associated with equipment financings, a note payable to Logitech associated with the Logitech Acquisition and a lease for its office facilities. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects that in the future, cash in excess of current requirements will continue to be invested in investment grade, interest-bearing securities.

        The Company believes that its existing cash and investment balances, its bank line of credit and other potential financing alternatives will be sufficient to meet the Company's capital and operating requirements for the next 12 months. If expenditures required to achieve the Company's plans are greater than projected, or if the Company is unable to generate adequate cash flow from sales of its products, the Company may need to seek additional sources of capital. The Company's management is currently exploring financing alternatives to supplement Storm's cash position. Potential sources of additional financing for the Company include private equity financings, mergers, strategic investments, strategic partnerships, an increase in its available bank line of credit or other forms of debt financings. In addition, although there are no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, the Company from time to time evaluates potential acquisitions of businesses, products and technologies and may in the future require additional equity or debt financings to consummate such potential acquisitions.

Factors That May Affect Future Results

        Investors in the Company should be aware of the following risks and uncertainties that could materially and adversely affect the Company and the market for the Company's securities.

        The Company, which was founded in January 1990, has incurred net losses in every period since inception. There can be no assurance that it will attain profitability, or, if profitability is attained, that the Company will sustain profitability on a quarterly or an annual basis. Management believes that its existing cash and investment balances, its bank line of credit and other potential financing alternatives will be sufficient to meet the Company's capital and operating requirements for the next 12 months. If expenditures required to achieve the Company's plans are greater than projected, or if the Company is unable to generate adequate cash flow from sales of its products, the Company may need to seek additional sources of capital. Storm has no commitments or arrangements to obtain any additional funding and there can be no assurance that the Company will be able to obtain such funding, if necessary, on acceptable terms or at all. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results and financial condition.

        The Company recently completed the acquisition of Logitech's scanner product line, primarily to expand its presence in the European consumer scanner market, a market which is relatively new to the Company. While the Company believes that the scanner products acquired from Logitech offer an opportunity for the Company to increase its market share and product offerings, there can be no assurance that the Company will be successful in doing so. Furthermore, as the Company increases its foreign sales, it may be materially and adversely affected by fluctuations in currency exchange rates, changes in regulatory requirements or duty rates, difficulties in staffing and managing foreign operations and other risks inherent in conducting business on an international level. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition.

        The market for the Company's products is intensely competitive and rapidly evolving. The Company currently derives substantially all of its revenues from its personal scanner products and expects that revenues from these products will continue to account for substantially all of its revenues for the foreseeable future. There can be no assurance that the market for personal scanner products will develop as anticipated by the Company, or that the Company's products will be broadly accepted. Furthermore, many of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer bases, than the Company. As a result, these competitors may be able to respond more effectively to new or emerging technologies and changes in customer requirements, withstand significant price decreases or devote greater resources to the development, promotion, sale and support of their products than the Company. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

        The Company has experienced and will continue to experience significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors, many of which are outside of the Company's direct control. These factors include development of consumer demand for digital images on PCs in general and for the Company's products in particular, the Company's success in developing, introducing and shipping new products and product enhancements in a timely manner, the purchasing patterns and potential product returns from the Company's retail distribution, the potential for reduced revenue due to price protection granted to distributors and resellers, the performance of the Company's contract manufacturers and component suppliers, the Company's ability to respond to new product introductions and price reductions by its competitors, the timing, cancellation or rescheduling of significant orders from the Company's customers, the availability of key components and changes in the cost of materials for the Company's products, the level of demand for PCs, the Company's ability to attract, retain and motivate qualified personnel, the timing and amount of research and development, marketing and selling and general and administrative expenditures, and general economic conditions. In addition, the Company has experienced seasonality in its operating results. The Company believes that the seasonality of its revenues results primarily from the purchasing habits of consumers and the timing of the Company's fiscal year end. The Company currently believes that such seasonality will generally continue.

        Revenues and operating results in any quarter depend on the volume and timing of and ability to fulfill customer orders, the receipt of which is difficult to forecast. A significant portion of the Company's operating expenses is relatively fixed in advance, based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse effect of a shortfall in sales on the Company's operating results may be magnified by the Company's inability to adjust operating expenses in the short term to compensate for such shortfall. Accordingly, any significant shortfall in revenues relative to the Company's expectations would have an immediate material adverse impact on the Company's operating results and financial condition. The Company may also be required to reduce prices in response to competition or increase spending to pursue new product or market opportunities. In the event of significant price competition in the market for the Company's products, the Company would be required to decrease costs at least proportionately in order to maintain profit margins and would be at a significant disadvantage compared to competitors with substantially greater resources, which could more readily withstand an extended period of downward pricing pressure.

        Primax and a third party are currently the primary manufacturing sources for the hardware component of the Company's personal scanner products. There can be no assurance that such suppliers will be able to meet the Company's requirements for quality manufactured products at competitive prices. Furthermore, obtaining products from an alternative manufacturing source involves certain production start-up risks and delays, such as those associated with the procurement of materials and training of production personnel. Therefore, any inability to obtain quality hardware components at competitive prices from these suppliers or to increase manufacturing capacity from such suppliers as required could have a material adverse effect on the Company's business, results of operations and financial condition.

        Since February 1995, most of the Company's sales have been made to distributors, OEMs, and resellers such as computer superstores, consumer electronics superstores, office supply superstores, specialty computer stores, on-line companies and mass merchants. Accordingly, the Company is dependent upon the continued viability and financial stability of these customers. The Company's customers generally offer products of several different companies, including scanner products that are competitive with the Company's products. Accordingly, these customers may give higher priority to products of suppliers other than the Company through increased shelf space or promotions, thus reducing their efforts to sell the Company's products. In addition, as is typical in the personal computer industry, the Company grants its distributors and resellers price protection and certain rights of return with respect to products purchased by them. The Company accrues for expected returns and anticipated price reductions in amounts that the Company believes are reasonable. However, there can be no assurance that these accruals will be sufficient, especially in light of the rapid product obsolescence that often occurs during product transitions. In order to respond to competitive pricing actions, increase sales or expand the distribution of its products, the Company may reduce the prices of its products, which could give rise to significant price protection charges and which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the difficulty in predicting future sales and the anticipated short product life cycles of the Company's products due to frequent upgrades increase the risk that new product introductions, price reductions by the Company or its competitors, or other factors affecting the digital imaging market could result in significant product returns. Any price protection charges or product returns in excess of recorded allowances would have a material adverse effect on the Company's business, operating results and financial condition.

        In March 1997, a suit was filed in the Superior Court of California naming Storm, certain of the Company's officers and certain other entities as defendants in a purported class action lawsuit. The lawsuit alleges certain violations of state and federal securities laws in connection with the Company's operating results for the fourth quarter of 1996, and seeks unspecified damages. An amended complaint was filed in October 1997 and a similar complaint was filed in the United States District Court by the same plaintiffs in December 1997. The Company believes that the allegations contained in the lawsuits are without merit and intends to vigorously defend itself in such actions. However, there can be no assurance that the ultimate outcome of such lawsuits will not have a material adverse effect on the Company's business, operating results and financial condition.

        The Company's common stock is quoted on the Nasdaq National Market. Principally as the result of the payment of cash and issuance of notes pursuant to the Logitech Acquisition, the Company does not currently meet the National Market maintenance criteria. If the Company is not able to raise sufficient equity or otherwise take action to meet such requirements, the Company may be delisted from the National Market and the quotation of the Company's stock could be included on the Nasdaq SmallCap Market or in the non-Nasdaq over-the-counter market. As a result of any such delisting, an investor may find it more difficult to trade in shares of the Company's Common Stock.

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

        While the Company does not anticipate any material "Year 2000" issues from its own information systems or products, the Company could be adversely impacted by Year 2000 issues faced by its vendors, customers and financial service providers. The Year 2000 issue arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year, thus the year 2000 could be interpreted as the year 1900 resulting in the incorrect processing of data. The Company does not believe such issues, if any, will have a material adverse effect on the Company's operations or capital resources. However, there can be no assurance that the Company will not be adversely affected by unanticipated Year 2000 issues.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Storm Technology, Inc.
        In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) present fairly, in all material respects, the financial position of Storm Technology, Inc. and its subsidiary at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
San Jose, California
January 26, 1998

                             STORM TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                          December 31,
                                                      --------------------
                                                        1997       1996
                                                      ---------  ---------
                            ASSETS
Current assets:
  Cash and cash equivalents........................     $5,310     $7,335
  Short-term investments...........................        --       6,466
  Accounts receivable, net (Note 4)................     10,204      7,768
  Inventories......................................      3,795      4,750
  Other current assets.............................        355        247
                                                      ---------  ---------
     Total current assets..........................     19,664     26,566

Property and equipment, net (Note 4)...............      1,523        692
Goodwill...........................................      1,655        448
Other assets.......................................         40        103
                                                      ---------  ---------
       Total assets................................    $22,882    $27,809
                                                      =========  =========
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.................................     $3,903     $2,567
  Accrued liabilities (Note 4).....................      3,935      1,444
  Trade payables to related parties................     11,831      3,768
  Line of credit...................................      1,000        --
  Current portion of lon-term obligations..........        151        --
                                                      ---------  ---------
     Total current liabilities.....................     20,820      7,779

Convertible note payable to related party..........      4,000        --
Long-term obligations..............................        401        --
                                                      ---------  ---------
     Total liabilities.............................     25,221      7,779
                                                      ---------  ---------
Commitments and contingency (Notes 8 and 9)

Stockholders' equity (deficit) (Note 6):
  Convertible preferred stock, $0.001
   par value, 500,000 shares authorized;
   30,000 and 0 shares issued and outstanding......          1        --
  Common stock, $0.001 par value,
   30,000,000 and 10,000,000 shares
   authorized; 12,758,050 and 10,424,331
   shares issued and outstanding...................         13         10
  Additional paid-in capital.......................     45,662     39,117
  Deferred compensation............................        (80)      (183)
  Accumulated deficit..............................    (47,935)   (18,914)
                                                      ---------  ---------
     Total stockholders' equity (deficit)..........     (2,339)    20,030
                                                      ---------  ---------
       Total liabilities and
        stockholders' equity (deficit).............    $22,882    $27,809
                                                      =========  =========

   The accompanying notes are an integral part of these financial statements.

                             STORM TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)

                                                Year Ended December 31,
                                            --------------------------------
                                               1997       1996       1995
                                            ---------- ---------- ----------
Revenues................................      $34,202    $24,537     $5,794
Cost of revenues........................       35,712     17,119      3,735
                                            ---------- ---------- ----------
Gross profit (loss).....................       (1,510)     7,418      2,059
                                            ---------- ---------- ----------

Operating expenses:
     Research and development...........        4,922      2,901      1,494
     Marketing and selling..............        8,756      7,837      3,384
     General and administrative.........        5,002      2,333        633
     In-process research and development        9,160      5,000        --
                                            ---------- ---------- ----------
       Total operating expenses.........       27,840     18,071      5,511
                                            ---------- ---------- ----------
Loss from operations....................      (29,350)   (10,653)    (3,452)
Interest income, net....................          329        229         56
                                            ---------- ---------- ----------
Net loss................................     ($29,021)  ($10,424)   ($3,396)
                                            ========== ========== ==========
Basic and diluted net loss per
 share..................................       ($2.75)    ($3.04)    ($3.74)
                                            ========== ========== ==========

Weighted average number of
 common shares outstanding..............       10,538      3,426        909
                                            ========== ========== ==========

  The accompanying notes are an integral part of these financial statements.

                            STORM TECHNOLOGY, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (In thousands, except share data)

                                    Convertible                           Addi-
                                  Preferred Stock        Common Stock    tional   Deferred   Accum-
                                ------------------- -------------------  Paid-in   Compen-   ulated
                                  Shares    Amount    Shares    Amount   Capital   sation    Deficit    Total
                                ----------- ------- ----------- ------- --------- --------- --------- ----------
BALANCE AT DECEMBER 31, 1994.    1,688,004      $2     879,481      $1    $7,632       --    ($5,094)    $2,541
Issuance of common stock
 under stock option plan.....          --       --      59,260      --        24       --         --         24
Issuance of Series D
 convertible preferred
 stock for cash, net of
 issuance costs of $23.......      689,892      --        --        --     3,564       --         --      3,564
Net loss.....................          --       --        --        --       --        --     (3,396)    (3,396)
                                ----------- ------- ----------- ------- --------- --------- --------- ----------
BALANCE AT DECEMBER 31, 1995.    2,377,896       2     938,741       1    11,220       --     (8,490)     2,733
Issuance of common stock
 under stock option plan.....          --       --     307,630      --       123       --         --        123
Repurchase of common stock...          --       --     (17,586)     --        (7)      --         --         (7)
Issuance of Series E
 convertible preferred stock
 for acquired business and
 technology, net of issuance
 costs of $128...............    4,214,329       5        --        --     3,238       --         --      3,243
Issuance of Series F
 convertible preferred stock
 for cash, net of issuance
 costs of $10................      171,428      --        --        --     1,490       --         --      1,490
Deferred stock compensation
 related to the issuance of
 certain stock options.......          --       --        --        --       233      (233)       --         --
Issuance of common stock in
 initial public offering, net
 of issuance costs of $2,749.          --       --   2,427,500       2    22,737       --         --     22,739
Conversion of convertible
 preferred stock into
 common stock................   (6,763,653)     (7)  6,763,653       7       --        --         --         --
Other........................          --       --       4,393      --        83        50        --        133
Net loss.....................          --       --        --        --       --        --    (10,424)   (10,424)
                                ----------- ------- ----------- ------- --------- --------- --------- ----------
BALANCE AT DECEMBER 31, 1996.          --       --  10,424,331      10    39,117      (183)  (18,914)    20,030
Issuance of common stock
 under stock option plan.....          --       --      81,073      --        32       --         --         32
Repurchase of common stock...          --       --     (57,246)     --       (23)      --         --        (23)
Issuance of common stock
 under employee stock
 purchase plan...............          --       --      48,314      --       123       --         --        123
Issuance of Series A
 convertible preferred stock
 for cash, net of issuance
 costs of $300...............       30,000       1        --        --     2,699       --         --      2,700
Issuance of common stock
 and warrants, net of
 issuance costs of $50.......          --       --   1,094,665       1     2,015       --         --      2,016
Issuance of common stock for
 acquired Logitech assets....          --       --   1,159,413       1     1,739       --         --      1,740
Other........................          --       --       7,500       1       (40)      103        --         64
Net loss.....................          --       --        --        --         --      --    (29,021)   (29,021)
                                ----------- ------- ----------- ------- --------- --------- --------- ----------
BALANCE AT DECEMBER 31, 1997.       30,000      $1  12,758,050     $13   $45,662      ($80) ($47,935)   ($2,339)
                                =========== ======= =========== ======= ========= ========= ========= ==========

   The accompanying notes are an integral part of these financial statements.

                             STORM TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                 Year Ended December 31,
                                            --------------------------------
                                               1997       1996       1995
                                            ---------- ---------- ----------
Cash flows from operating activities:
 Net loss...........................         ($29,021)  ($10,424)   ($3,396)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization........          608        384        142
   Write-off of purchased in-process
    research & development..............        9,160      5,000        --
   Other non-cash charges...............          490         69        --
   Changes in assets and liabilities:
    Accounts receivable, net............       (2,436)    (2,667)    (2,445)
    Inventories.........................          955     (1,086)    (1,181)
    Other current assets................         (108)      (181)       164
    Other assets........................           63       (103)       --
    Accounts payable....................        1,336      2,065      2,833
    Accrued liabilities.................        2,491       (646)        28
    Trade payables to related parties...        8,063     (4,473)       --
                                            ---------- ---------- ----------
     Net cash used in operating
      activities........................       (8,399)   (12,062)    (3,855)
                                            ---------- ---------- ----------
Cash flows from investing activities:
  Purchase of property and equipment....       (1,339)      (715)       (57)
  Cash paid for purchase of
   Logitech assets......................       (5,176)       --         --
  Sales (purchases) of short-term
   investments, net.....................        6,466     (6,366)     1,747
  Other.................................          --         268       (100)
                                            ---------- ---------- ----------
     Net cash (used in) provided by
      investing activities..............          (49)    (6,813)     1,590
                                            ---------- ---------- ----------
Cash flows from financing activities:
  Proceeds from issuance of convertible
   preferred stock, net.................        2,700      1,490      3,564
  Proceeds from issuance of common
   stock, net...........................        2,193     22,862         24
  Proceeds from line of credit..........        1,000        --         --
  Proceeds from equipment financing.....          587        --         --
  Other.................................          (57)        (7)       --
                                            ---------- ---------- ----------
     Net cash provided by financing
      activities........................        6,423     24,345      3,588
                                            ---------- ---------- ----------
Net increase (decrease) in cash and
 cash equivalents.......................       (2,025)     5,470      1,323
Cash and cash equivalents at the
 beginning of the period................        7,335      1,865        542
                                            ---------- ---------- ----------
Cash and cash equivalents at the end of
 the period.............................       $5,310     $7,335     $1,865
                                            ========== ========== ==========

   The accompanying notes are an integral part of these financial statements.

                            STORM TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


NOTE 1-DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

        Storm Technology, Inc. (the Company or Storm) was incorporated in California on January 17, 1990. The Company is a leading provider of digital imaging solutions which enable consumers and small businesses to input, store, organize, enhance and use digital images on their personal computers.

        These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As is typical with emerging stage companies, the Company has incurred net losses in every period since inception and there can be no assurance that the Company will attain profitability. At December 31, 1997, the Company had aggregate consolidated net losses of $47,935 and a working capital deficit of $1,156. Management believes that its existing cash and investment balances, its bank line of credit and other potential financing alternatives will be sufficient to meet the Company's capital and operating requirements for the next 12 months. If expenditures required to achieve the Company's plans are greater than projected, or if the Company is unable to generate adequate cash flow from sales of its products, the Company may need to seek additional sources of capital. Storm has no commitments or arrangements to obtain any additional funding and there can be no assurance that the Company will be able to obtain such funding, if necessary, on acceptable terms or at all. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results and financial condition.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        The following is a summary of the Company's significant accounting policies:

        Revenue recognition

        Revenue from product sales to customers is generally recognized when the product is shipped, provided collectibility is probable. Revenues from sales to distributors and resellers are subject to agreements allowing price protection and certain rights of return. Accordingly, reserves for estimated future returns are provided for upon revenue recognition and reserves for price protection are recorded when a price decrease is anticipated. Such reserves are estimated based on historical rates of returns and allowances, distributor and reseller inventory levels and other factors.

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

        Fair value of financial instruments

        The carrying amount of the Company's financial instruments, including short-term investments, accounts receivable, the line of credit, note and trade payables to related parties and long-term obligations, approximate fair values.

        Concentrations of credit risk

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

        The following table summarizes the revenues from customers in excess of 10% of total revenues for each applicable period:

                                       Years Ended December 31,
                                   -------------------------------
                                     1997       1996       1995
                                   ---------  ---------  ---------
Hewlett-Packard.............             33%       --         --

Best Buy Company, Inc.......             13%        14%        11%

Ingram Micro Inc............             12%        20%       --

America Online Inc..........            --          15%       --

Circuit City Stores, Inc....            --          14%        27%

        At December 31, 1997, Best Buy Company, Inc. and Ingram Micro Inc. accounted for 33% and 31% of total accounts receivable, respectively. At December 31, 1996, Best Buy Company, Inc., Ingram Micro Inc., America Online Inc. and Circuit City Stores, Inc. accounted for 20%, 20%, 18% and 13% of total accounts receivable, respectively.

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

        Goodwill

        Goodwill represents cost in excess of net assets acquired from Logitech, Inc. and affiliates (collectively Logitech) on December 18, 1997 (see Note 3). Such goodwill is being amortized over a period of approximately two years. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by comparing the undiscounted expected future operating cash flows in relation to its net investment. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

        Advertising expense

        Advertising is expensed as incurred and amounted to $1,068, $993 and $423 for the years ended December 31, 1997, 1996 and 1995, respectively.

        Income taxes

        Income taxes are accounted for under the asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

        Net loss per share

        Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per
Share" (SFAS 128). SFAS 128 requires the disclosure of both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares and dilutive potential common shares outstanding. All prior year earnings per share data have been restated to reflect the provisions of SFAS 128. Potential common shares, including outstanding convertible preferred stock, convertible notes payable, stock options and warrants, have been excluded from the calculation of diluted earnings per share for all periods presented, as their effect is antidilutive.

        Stock-based compensation

        The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and adopted the "disclosure only" alternative described in Statement of Accounting Standards No. 123, "Accounting for Stock-
Based Compensation" (SFAS 123) (see Note 6).

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

        Reclassification

        Certain prior period balances have been reclassified to conform with current period presentation.

NOTE 3-ACQUISITIONS:

        On December 18, 1997, the Company acquired certain tangible and intangible assets related to image scanning products from Logitech. The transaction was accounted for under the purchase method of accounting. The purchase price of $10,900 included $5,000 in cash, $4,000 in a convertible note payable and 1,159,413 shares of Storm Technology, Inc. Common Stock. Approximately $9,200 and $1,700 of the purchase price was allocated to in-process research and development and goodwill, respectively. The value assigned to in-process research and development was determined by an independent appraiser and was immediately charged to operations. In conjunction with the acquisition, the Company entered an agreement providing for the marketing, sale and distribution of the Company's products in Europe by Logitech and committed to spend no less than $500 during 1998 on certain international marketing expenditures. Additional consideration may be paid to Logitech in conjunction with the above agreements contingent upon the achievement of certain 1998 revenue objectives in Europe.

        As the Company acquired select product lines and temporary and limited geographic rights to use Logitech's brand name, pro forma financial data relating to the historical operating results of Logitech's scanner operations is not material to an understanding of the Company's future operations and is thus not included herein.

        On March 18, 1996, the Company acquired all outstanding shares of Primax USA, Primax's U.S. subsidiary, and certain technologies from Primax in exchange for 4,214,329 shares of the Company's Series E Convertible Preferred Stock. The transaction was accounted for under the purchase method of accounting. Approximately $5,000 of the purchase price was allocated to in-process research and development. The value assigned to in-process research and development was determined by an independent appraiser and was immediately charged to operations.

        In conjunction with the acquisition, liabilities were assumed as follows:

   Tangible assets...................................      $5,287
   In-process research and development...............       5,000
   Goodwill..........................................         604
   Series E Preferred Stock issued, net..............      (3,243)
                                                         ---------
   Liabilities assumed...............................     ($7,648)
                                                         =========

        The Company's consolidated financial statements for the year ended December 31, 1996 include Primax USA for the period subsequent to the acquisition date. The following table presents the unaudited pro forma consolidated results of operations for the years ended December 31, 1996 and 1995 as if the transaction completed in 1996 had been completed at the beginning of the periods presented, with the pro forma adjustments giving effect principally to the elimination of service revenues recognized by Primax USA related to services performed for Storm, the elimination of the non-recurring charge for in-process research and development acquired from Primax and the amortization of goodwill:

                                              Year ended December 31,
                                              --------------------
                                                1996       1995
                                              ---------  ---------
                                                    (unaudited)
   Total revenues............................  $26,641    $13,895
   Net loss..................................   (5,903)    (4,746)
   Pro forma basic net loss per common share.   ($1.72)    ($5.22)

NOTE 4-BALANCE SHEET COMPONENTS:

                                                  December 31,
                                              --------------------
                                                1997       1996
                                              ---------  ---------

   ACCOUNTS RECEIVABLE, NET CONSISTED OF:
     Accounts receivable.....................  $12,111     $8,909
     Allowance for sales returns and other
      credits................................   (1,474)      (732)
     Allowance for doubtful accounts.........     (433)      (409)
                                              ---------  ---------
                                               $10,204     $7,768
                                              =========  =========







   PROPERTY AND EQUIPMENT, NET CONSISTED OF:
     Computer equipment......................   $1,846     $1,194
     Furniture and fixtures..................      607        118
     Tooling.................................      298        --
                                              ---------  ---------
                                                 2,751      1,312
     Less: accumulated depreciation..........   (1,228)      (620)
                                              ---------  ---------
                                                $1,523       $692
                                              =========  =========

   ACCRUED LIABILITIES CONSISTED OF:
     Accrued employee benefits...............     $499       $366
     Marketing costs.........................    1,640        360
     Inventory costs.........................    1,300        --
     Other...................................      496        718
                                              ---------  ---------
                                                $3,935     $1,444
                                              =========  =========

NOTE 5-RELATED PARTY TRANSACTIONS:

        During the years ended December 31, 1997 and 1996, Storm purchased inventories from Primax totaling approximately $14,000 and $10,400, respectively. During the years ended December 31, 1997 and 1996 Storm earned royalty and other revenues from Primax totaling approximately
$200 and $950, respectively.

        The trade payable to related parties at December 31, 1997 and 1996 consists of amounts payable to Primax for purchased inventories in the amount of $10,101 and $3,768, respectively, and amounts payable to Logitech for purchased inventories in the amount of $1,730 at December
31, 1997.

NOTE 6-STOCKHOLDERS' EQUITY:

        Initial Public Offering

        On October 1, 1996, the Company completed an initial public offering of its common stock, selling 3,277,500 shares (including 850,000 shares sold by selling stockholders) at $10.50 per share. Net proceeds to the Company were $22,739 after deducting related issuance costs. In connection with the initial public offering, all outstanding shares of convertible preferred stock were converted into Common Stock.

        Convertible Preferred Stock

        On December 18, 1997, the Company issued 30,000 shares of Series A Convertible Preferred Stock (the Series A shares). The Series A shares are convertible into shares of Common Stock at a variable conversion rate based on the fair market value of the Company's Common Stock on the three days preceding conversion (Conversion Value). The conversion rate equals (i) the Conversion Value for Conversion Values below $1.89, (ii) $1.89 for Conversion Values between $1.89 and $2.23 or (iii) higher rates on a sliding scale for Conversion Values in excess of $2.23. The Series A shares bear an annual 8.5% cumulative dividend rate, payable in shares of Common Stock on the date of the Series A conversion, and are redeemable by the Company at a variable premium based on the fair market value of the Company's Common Stock. Holders of the Series A shares have no voting rights and have a liquidation preference to the holders of Common Stock in the event of the Company's dissolution.

        Delaware reincorporation and reverse stock split

        In September 1996, the Company completed a reincorporation in the State of Delaware, including a one for four reverse stock split of the outstanding shares of the Company's Common Stock. All share and per share data have been retroactively adjusted to reflect this reincorporation.

        Warrants for Common Stock

        In conjunction with the sale of the Series A shares described above, the Company issued warrants for the purchase of 150,000 shares of Common Stock at an exercise price of $3.00 per share. Additional warrants for the purchase of Common Stock, at an exercise price of 70% of the fair market value of the Company's Common Stock, will be issued in the event the Series A shares are converted when the fair market value of the Company's Common Stock is less than $2.23. The number of such warrants issued will range from 0% - 15% of the shares of Common Stock issued upon the Series A conversion, based on the Conversion Value of the Company's Common Stock. If the Company fails to deliver shares of Common Stock issuable upon the exercise of such warrants or the conversion of the Series A shares within 5 days of exercise or conversion, as applicable, penalties, as defined, are assessable until such shares are delivered.

        On December 18, 1997, the Company issued warrants for the purchase of 102,625 shares of Common Stock, at an exercise price of $1.90, in conjunction with the sale of 1,094,665 shares of Common Stock to certain executives of the Company.

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

        Amended and Restated Stock Option Plan

        The Amended and Restated Stock Option Plan (the Option Plan) allows for the issuance of incentive and nonqualified stock options for the purchase of the Company's Common Stock by employees and consultants of the Company. The Option Plan provides for the issuance of up to approximately 1,500,000 stock options as of December 31, 1997 and provides for an annual increase in the shares reserved for grant equal to 4% of the Company's outstanding Common Stock at the end of the immediately preceding fiscal year.

        Initial options granted under the Option Plan generally vest 25% after the first year and ratably each month over the remaining thirty six month period. Options granted subsequent to the initial grant vest ratably over four years. Options granted under the Option Plan are immediately exercisable and subject to a repurchase option which expires over the four year vesting period.

        The following table summarizes activity under the Option Plan:

                                                                              Weighted
                                                                  Exercise     Average
                                                                   Price      Exercise
                                       Shares       Options         Per         Price
                                     Available    Outstanding      Share      Per Share
                                    ------------  ------------  ------------  ---------
  Balance at December 31, 1994.....     131,013       229,556         $0.40      $0.40
    Options granted ...............     (36,705)       36,705          0.40       0.40
    Options exercised .............         --        (59,260)         0.40       0.40
    Options canceled ..............      87,896       (87,896)         0.40       0.40
                                    ------------  ------------
  Balance at December 31, 1995.....     182,204       119,105          0.40       0.40
    Additional shares authorized ..     597,577            --           --         --
    Shares repurchased.............      17,586            --           --         --
    Options granted ...............    (753,817)      753,817    0.40 - 12.63     3.92
    Options exercised .............         --       (307,630)   0.40 -  5.00     0.41
    Options canceled ..............      96,518       (96,518)   0.40 -  8.00     5.16
                                    ------------  ------------
  Balance at December 31, 1996.....     140,068       468,774    0.40 - 12.63     5.01
    Additional shares authorized ..     416,973            --           --         --
    Shares repurchased.............      57,246            --           --         --
    Options granted ...............  (1,041,286)    1,041,286    1.44 -  5.06     3.65
    Options exercised .............         --        (81,073)         0.40       0.40
    Options canceled ..............     456,232      (456,232)   0.40 - 12.63     6.10
                                    ------------  ------------
  Balance at December 31, 1997.....      29,233       972,755    0.40 -  6.00     3.43
                                    ============  ============

        During January 1997, the Company offered its optionholders the opportunity to cancel outstanding options in exchange for grants of new options, with certain restrictions and limitations, at the then current market price. Under the terms of the program, approximately 220,000 options were exchanged and are reflected in the 1997 grant and cancellation activity above.

        Employee Stock Purchase Plan

        In June 1996, the Board approved the 1996 Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan permits eligible employees to purchase Common Stock at a discount through accumulated payroll deductions. The price at which shares are purchased under the Purchase Plan is equal to 85% of the fair market value of a share of Common Stock on the first day of the offering period or the last day of the purchase period, whichever is lower. As of December 31, 1997, a total of 450,000 shares of Common Stock have been reserved for issuance and 48,314 shares have been issued under the Purchase Plan.

        Outside Directors Stock Option Plan

        In June 1996, the Company commenced the 1996 Outside Directors Stock Option Plan (the Directors Plan). The Directors Plan provides for the automatic grant of nonstatutory stock options to directors of the Company who are not employees of the Company (Outside Directors). The exercise price per share of options granted under the Directors Plan will be equal to the fair market value of a share of Common Stock on the date of grant. Shares subject to an option granted under the Directors
Plan vest over two years and options granted under the Directors Plan must be exercised within ten years from the date of grant. Each Outside Director was initially granted an option to purchase 11,250 shares of Common Stock at a price of $4.00 per share. A total of 112,500 shares of Common Stock have been reserved for issuance under the Director's Plan, including 56,157 options granted prior to December 31, 1997.

        Outside Directors Stock Plan

        In June 1997, the Company commenced the 1997 Outside Directors Stock Plan, which provides for the grant of 500 shares of Common Stock to each Outside Director for each Board of Directors meeting an Outside Director attends. 25,000 shares of Common Stock were reserved for issuance under such plan and 4,500 shares were granted during 1997.

        Option  Plan and Directors Plan Summary

        The following table summarizes information about employee and director stock options outstanding at December 31, 1997:

                                                                Range of exercise prices
                                                     -----------------------------------------------------
                                                        $0.40     $1.44 - 3.50  $3.51 - 6.00  $0.40 - 6.00
                                                     -----------  ------------  ------------  ------------
Options outstanding:
  Number outstanding..............................       62,365       370,200       596,347     1,028,912
  Weighted average remaining
    contractual life (years)......................          6.8           9.6           9.1           9.1
  Weighted average exercise price.................        $0.40         $2.15         $4.52         $3.42

Options vested:
  Number vested...................................       42,864        28,711       125,070       196,645
  Weighted average exercise price.................        $0.40         $1.89         $4.68         $3.34






        Fair value disclosure

        Had compensation cost for the Company's option and purchase plans been determined based on fair value at the grant dates, as prescribed in SFAS 123, the Company's 1997 and 1996 net loss and basic and diluted net loss per share would have been $(29,695) and $(10,516) and $(2.82) and $(3.07), respectively. The related pro forma impact on the reported 1995 results of operations is immaterial.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: zero dividend yield; risk-free interest rate of approximately 6%; a weighted average expected option term of approximately 3.5 years; and an expected volatility rate of approximately 67% for options granted during the period October 1, 1996 to December 31, 1997. The weighted average fair value of options granted during the years ended December 31, 1997, 1996 and 1995 was $1.50, $0.71 and $0.07, respectively. These pro forma amounts exclude the effects of stock options granted prior to January 1, 1995. Accordingly, the above pro forma disclosures are not representative of the pro forma effects of reported net income for future years.

NOTE 7-INCOME TAXES:

        No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 1997.
As of December 31, 1997, the Company has net operating loss carryforwards of approximately $28,000 for federal income tax purposes, which can be used to reduce future taxable income. These net operating loss carryforwards begin to expire in 2007.

  Deferred income tax assets (liabilities) consist of the following:

                                                December 31,
                                            ---------------------
                                               1997       1996
                                            ---------- ----------
Deferred tax assets:
   Federal and state loss carryforwards
    and credits.........................      $10,676     $4,256
   Purchased intangibles................        5,302        925
   Reserves and accruals................        1,383        480
   Deferred tax asset valuation
    allowance...........................      (17,361)    (5,661)
                                            ---------- ----------
Net deferred tax assets.................       $   --     $   --
                                            ========== ==========

        Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded.

        Under the Tax Reform Act of 1986, the annual benefit from net operating loss carryforwards is restricted by cumulative ownership changes of 50 percent over a three-year period, as defined. The acquisition of Primax USA and certain technologies from Primax in March 1996 triggered such an ownership change thus restricting the potential benefits from utilization of tax net operating loss carryforwards generated through the date of acquisition to usage of approximately $300 to $400 per year. Accordingly, the balance of net operating loss carryforwards at December 31, 1997 has been adjusted to reflect the limitation.

NOTE 8-LONG-TERM OBLIGATIONS AND COMMITMENTS:

        Long-term obligations

        On July 21, 1997 the Company entered into a loan and security agreement for the financing of certain of the Company's capital expenditures up to a maximum of $1,000. The loan bears an effective interest rate of approximately 18% and is secured by the underlying capital equipment. As of December 31, 1997, future minimum payments under this loan facility are as follows:


        Year ending December 31,
--------------------------------------------
     1998...............................         $151
     1999...............................          181
     2000...............................          220
                                            ----------
                                                 $552
                                            ==========

        The Company issued a $4,000 convertible note payable, in conjunction with the acquisition of certain assets from Logitech. The note is non-interest bearing until March 1998, at which time it bears interest at 10% per annum. The note is due on March 26, 1999 and is convertible into shares of Common Stock by the holder at a rate based on the average closing market price of the Common Stock for the five trading days ending March 27, 1998. The note requires that 50% of future Company equity financing proceeds, as defined, be used to repay any outstanding note balance.

        Leases

        The Company has entered into a noncancelable operating lease for office space and certain equipment leases which expire at various dates through 2000. As of December 31, 1997, future minimum noncancelable lease commitments under the Company's leases are as follows:

        Year ending December 31,
--------------------------------------------
     1998...............................       $1,319
     1999...............................        1,357
     2000...............................          922
                                            ----------
                                               $3,598
                                            ==========


        Rent expense for the years ended December 31, 1997, 1996 and 1995 was $827, $399 and $315, respectively.

        Line of credit

        In May 1996, the Company entered into a loan and security agreement with a bank, as amended, providing for a $10,000 revolving line of credit. Borrowings under the line of credit are limited to 70% of eligible accounts receivable and bear interest at the bank's prime rate plus 2% (10.5% at December 31, 1997). The line of credit is secured by the Company's cash, cash equivalents, investments, accounts receivable, inventories, property and equipment and all intellectual property and contains certain covenants limiting any dividend payments as well as the maintenance of a minimum adjusted tangible net worth. The line of credit expires on February 27, 1999.

NOTE 9-CONTINGENCY:

        In March 1997, a suit was filed in the Superior Court of California naming Storm, certain of the Company's officers, and certain other entities as defendants in a purported class action lawsuit. The lawsuit alleges certain violations of state and federal securities laws in connection with the Company's operating results for the fourth quarter of 1996, and seeks unspecified damages. An amended complaint was filed in October 1997 and a similar complaint was filed in the United States District Court by the same plaintiffs in December 1997. The Company believes that the allegations are without merit and intends to vigorously defend itself in such matters.




























Quarterly Results of Operations (Unaudited)

        The following table presents the Company's unaudited operating results for each of the eight quarters in the period ended December 31, 1997 and certain items as a percentage of total revenues for the respective periods.

                                                              Three Months Ended
                                -------------------------------------------------------------------------------
                                Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,
                                  1996      1996      1996      1996      1997      1997      1997      1997
                                --------- --------- --------- --------- --------- --------- --------- ---------
Consolidated Statement of                           (In thousands, except percentages)
  Operations Data:
Revenues......................    $2,529    $5,492    $8,214    $8,302    $2,047    $6,602   $12,550   $13,003
Cost of revenues..............     1,981     3,716     5,805     5,617     3,768     6,300    10,976    14,668
                                --------- --------- --------- --------- --------- --------- --------- ---------
Gross profit (loss)...........       548     1,776     2,409     2,685    (1,721)      302     1,574    (1,665)
                                --------- --------- --------- --------- --------- --------- --------- ---------
Operating expenses:
  Research and development....       459       666       865       911     1,116     1,289     1,206     1,311
  Marketing and selling.......     1,402     2,017     1,988     2,430     2,088     1,991     2,233     2,444
  General and administrative..       225       477       761       870     1,431     1,158     1,198     1,215
  In-process research and
   development................     5,000       --        --        --        --        --        --      9,160
                                --------- --------- --------- --------- --------- --------- --------- ---------
   Total operating expenses...     7,086     3,160     3,614     4,211     4,635     4,438     4,637    14,130
                                --------- --------- --------- --------- --------- --------- --------- ---------
Loss from operations..........    (6,538)   (1,384)   (1,205)   (1,526)   (6,356)   (4,136)   (3,063)  (15,795)
Interest income, net..........        19        14       (30)      226        90        90        85        64
                                --------- --------- --------- --------- --------- --------- --------- ---------
Net loss......................   ($6,519)  ($1,370)  ($1,235)  ($1,300)  ($6,266)  ($4,046)  ($2,978) ($15,731)
                                ========= ========= ========= ========= ========= ========= ========= =========

As a percentage of total revenues:
Revenues......................     100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Cost of revenues..............      78.3%     67.7%     70.7%     67.7%    184.1%     95.4%     87.5%    112.8%
                                --------- --------- --------- --------- --------- --------- --------- ---------
Gross profit (loss)...........      21.7%     32.3%     29.3%     32.3%    -84.1%      4.6%     12.5%    -12.8%
                                --------- --------- --------- --------- --------- --------- --------- ---------

Operating expenses:
  Research and development....      18.2%     12.1%     10.5%     10.9%     54.5%     19.5%      9.6%     10.1%
  Marketing and selling.......      55.4%     36.7%     24.2%     29.3%    102.0%     30.2%     17.8%     18.8%
  General and administrative..       8.9%      8.7%      9.3%     10.5%     69.9%     17.5%      9.5%      9.3%
  In-process research and
   development................     197.7%      --        --        --        --        --        --       70.5%
                                --------- --------- --------- --------- --------- --------- --------- ---------
   Total operating expenses...     280.2%     57.5%     44.0%     50.7%    226.4%     67.2%     36.9%    108.7%
                                --------- --------- --------- --------- --------- --------- --------- ---------
Loss from operations..........    -258.5%    -25.2%    -14.7%    -18.4%   -310.5%    -62.6%    -24.4%   -121.5%
Interest income, net..........       0.7%      0.3%     -0.3%      2.7%      4.4%      1.3%      0.7%      0.5%
                                --------- --------- --------- --------- --------- --------- --------- ---------
Net loss......................    -257.8%    -24.9%    -15.0%    -15.7%   -306.1%    -61.3%    -23.7%   -121.0%
                                ========= ========= ========= ========= ========= ========= ========= =========





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

(b)     Executive Officers of the Registrant

        The names, ages and positions of the executive officers of the Company, as of February 28, 1998, are as follows:

         Name           Age                 Position
---------------------- ------ ------------------------------------
L. William Krause         55  President, Chief Executive Officer and
                                Director
Rick M. McConnell         32  Chief Financial Officer and Vice
                                President, Finance and Administration
Robert F. Preston         40  Vice President, Sales and Marketing
Joseph G. Finegold        47  Vice President, Operations

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

Item 11.        Executive Compensation

        The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Compensation and Other Matters."

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management

        The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Stock Ownership of Certain Beneficial Owners and Management."

Item 13.        Certain Relationships and Related Transactions

        The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Certain Relationships and Related Transactions."

PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form
                8-K
(a)     The following documents are filed as a part of this Form 10-K:

        Financial Statements:

        Report of Independent Accountants

        Consolidated Balance Sheet

        Consolidated Statement of Operations

        Consolidated Statement of Stockholders' Equity (Deficit)

        Consolidated Statement of Cash Flows

        Notes to Consolidated Financial Statements


2.      Financial Statement Schedules:

        Financial statement schedules have been omitted because the information called for is not required or is shown in the Consolidated Financial Statements or Notes thereto

3.      Exhibits:

        Exhibit
        Number          Exhibit Title
        2.1*    Form of Agreement and Plan of Merger between Storm Primax,
                Inc., a California corporation ("Storm California"), and Storm
                Primax, Inc., a Delaware corporation ("Storm Delaware").
        3.1*    Sixth Amended and Restated Articles of Incorporation of Storm
                California.
        3.2*    Certificate of Incorporation of Storm Delaware.
        3.3*    Bylaws of Storm California.
        3.4*    Bylaws of Storm Delaware.
        10.1*   Form of Indemnity Agreement for officers and directors.
        10.2*   The Registrant's Amended and Restated Stock Option Plan.
        10.4*   The Registrant's 1996 Outside Directors Stock Option Plan.
        10.5*   The Registrant's 1996 Employee Stock Purchase Plan.
        10.10*  Series F Preferred Stock Purchase Agreement dated June 11,
                1996.
        10.11*  Fourth Amended and Restated Rights Agreement dated June 11,
                1996, as amended.
        10.12*  Agreement and Plan of Reorganization by and among Storm
                Software, Inc., Storm Acquisition Corporation, Primax
                Electronics (U.S.A.) Inc., and Primax Electronics, Ltd.
                ("Primax") dated February 24, 1996.
        10.13*  Manufacturing and Purchase Agreement by and between Storm
                California and Primax dated February 24, 1996.
        10.17*  Distribution Agreement by and between Storm California and
                Primax dated February 29, 1996.
        10.19*  Agreement by and between Intel Corporation and Storm California dated May 22, 1996.
        10.20*  Warrant to purchase Stock of Storm California issued to Intel
                Corporation dated May 16, 1996 (incorporated by reference to
                Exhibit D to Exhibit 10.19).
        10.25*  Amendment No. 1 dated July 24, 1996 to the Agreement by and between Storm California and Intel, dated May 22, 1996.
        10.28*  Addendum One dated June 11, 1996 to the Manufacturing and
                Purchase Agreement between Primax and Storm California.
        10.30*  Amendment One to the Distribution Agreement by and between
                Storm California and Primax dated February 29, 1996.
        12.2**  Agreement for Purchase and Sale of Assets dated as of December
                18, 1997.
        12.3**  Joint Sales and Marketing Agreement dated as of December 18,
                1997.
        13.1**  Certificate of Designation for Series A 8.5% Convertible
                Preferred Stock filed December 18, 1997.
        23.1    Consent of Price Waterhouse LLP, independent accountants.
        27      Financial Data Schedule.

* Incorporated by reference from the exhibits with corresponding numbers from the Company's Registration Statement (No. 333-06911), as amended on September 30, 1996.
** Filed as an exhibit to the Company's Report on Form 8-K filed on January 2, 1998 and incorporated herein by reference.

(b)     Reports on Form 8-K

        No report on Form 8-K was filed during the fourth quarter of the year ended December 31, 1997.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Storm Technology, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on March 30, 1998.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below on March 30, 1998 by the following persons in the capacities indicated.

          Signature                               Title
-----------------------------  --------------------------------------------

    /S/ L. WILLIAM KRAUSE      Chief Executive Officer, President and
----------------------------     Director (Principal Executive Officer)
      L. William Krause


    /S/ RICK M. MCCONNELL      Chief Financial Officer and Vice President,
----------------------------     Finance and Administration (Principal
      Rick M. McConnell        Financial and Accounting Officer)


   /S/ ADRIAAN LIGTENBERG      Chairman of the Board of Directors
----------------------------
     Adriaan Ligtenberg


  /S/ RICHARD C. ALBERDING     Director
----------------------------
     Richard C. Alberding


  /S/ MARY JANE ELMORE         Director
----------------------------
      Mary Jane Elmore


  /S/ WILLIAM H. LANE III      Director
----------------------------
      William H. Lane III


  /S/ JAMES M. KOSHLAND        Director
----------------------------
      James M. Koshland