Form 10-Q
period 1998-03-31
STORM TECHNOLOGY INC
filed 1998-05-15
CIK 1017546

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  The number of shares of the Registrant's Common Stock outstanding as of March 31, 1998 was 13,372,976.

                            STORM TECHNOLOGY, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet at March 31, 1998 and
 December 31, 1997

Condensed Consolidated Statement of Operations for the three months ended March 31, 1998 and 1997

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1998 and 1997

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
                            STORM TECHNOLOGY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                           (In thousands, unaudited)

                                                      March 31,    December 31,
                                                      1998         1997
                                                      -----------  -----------
                     ASSETS
Current assets:
  Cash and cash equivalents........................         $867       $5,310
  Accounts receivable, net.........................       11,229       10,204
  Inventories......................................        6,121        3,795
  Other current assets.............................          384          355
                                                      -----------  -----------
     Total current assets..........................       18,601       19,664

Property and equipment, net........................        1,523        1,523
Goodwill...........................................        1,448        1,655
Other assets.......................................           10           40
                                                      -----------  -----------
       Total assets................................      $21,582      $22,882
                                                      ===========  ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.................................       $4,860       $3,903
  Accrued liabilities..............................        1,651        3,935
  Trade payables to related parties................       11,267       11,831
  Line of credit...................................        5,300        1,000
  Current portion of long-term obligations..........         249          151
                                                      -----------  -----------
     Total current liabilities.....................       23,327       20,820

Convertible note payable to related party..........        4,000        4,000
Long-term obligations..............................          616          401
                                                      -----------  -----------
     Total liabilities.............................       27,943       25,221
                                                      -----------  -----------
Contingency (Note 2)

Stockholders' equity (deficit):
  Convertible preferred stock                                  1            1
  Common stock                                                13           13
  Additional paid-in capital.......................       45,801       45,662
  Deferred compensation............................          (64)         (80)
  Accumulated deficit..............................      (52,112)     (47,935)
                                                      -----------  -----------
     Total stockholders' equity (deficit)..........       (6,361)      (2,339)
                                                      -----------  -----------
       Total liabilities and
        stockholders' equity (deficit).............      $21,582      $22,882
                                                      ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                             STORM TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                        Three Months Ended
                                            March 31,
                                       -------------------
                                       1998      1997
                                       --------- ---------
Revenues..............................  $16,059    $2,047
Cost of revenues......................   13,783     3,768
                                       --------- ---------
Gross profit (loss)...................    2,276    (1,721)
                                       --------- ---------

Operating expenses:
  Research and development............    1,349     1,116
  Marketing and selling...............    2,903     2,088
  General and administrative..........    1,914       983
  Goodwill amortization...............      207       448
                                       --------- ---------
       Total operating expenses.......    6,373     4,635
                                       --------- ---------
Loss from operations..................   (4,097)   (6,356)
Interest income (expense), net........      (80)       90
                                       --------- ---------
Net loss..............................  ($4,177)  ($6,266)
                                       ========= =========
Basic and diluted net loss per
 share................................   ($0.32)   ($0.60)
                                       ========= =========

Weighted average number of
 common shares outstanding............   12,858    10,424
                                       ========= =========

  The accompanying notes are an integral part of these financial statements.

                            STORM TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands, unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                            1998      1997
                                                            --------- ---------
Cash flows from operating activities:
   Net loss............................................      ($4,177)  ($6,266)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization...................          436       562
       Changes in assets and liabilities:
           Accounts receivable.........................       (1,025)    6,106
           Inventories.................................       (2,326)   (1,248)
           Other current assets........................          (29)       26
           Other assets................................           30         6
           Accounts payable............................          957       247
           Accrued liabilities.........................       (2,284)       68
           Trade payables to related parties...........         (564)   (2,459)
                                                            --------- ---------
       Net cash used in operating activities...........       (8,982)   (2,958)
                                                            --------- ---------
Cash flows from investing activities:
   Purchase of property and equipment..................         (213)     (155)
   Sales of short-term investments.....................           --       830
                                                            --------- ---------
       Net cash provided by (used in) investing
        activities.....................................         (213)      675
                                                            --------- ---------
Cash flows from financing activities:
   Net proceeds from line of credit....................        4,300        --
   Proceeds from secured equipment financings..........          362        --
   Repayment of secured equipment financings...........          (49)       --
   Proceeds from issuance of common stock..............          132        --
   Other...............................................            7       (19)
                                                            --------- ---------
       Net cash provided by (used in) financing
        activities.....................................        4,752       (19)
                                                            --------- ---------
Net decrease in cash and cash equivalents...                  (4,443)   (2,302)
Cash and cash equivalents at the beginning of the
 period................................................        5,310     7,335
                                                            --------- ---------
Cash and cash equivalents at the end of the period.....         $867    $5,033
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

        The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, including notes thereto, included in the Company's Form 10-K. The results of operations for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.



NOTE 2--CONTINGENCY:

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

OVERVIEW

        The Company creates personal scanners that enable consumers to input, organize, store and use digital images easily with their computers. The Company's vision is to empower consumers to use all forms of digital images to create more personable, memorable and effective communications. Storm has been competing and gaining market share based on a strategy of product innovation and price performance leadership to develop and market personal scanners using the latest technology with high quality at affordable consumer price points.

        In 1995, the Company entered the personal scanner market by bundling its EasyPhoto organizer software with a snapshot-sized photo scanner manufactured by Primax Electronics, Ltd. ("Primax"). In 1996, Storm established its own internal personal scanner hardware and software product development teams, continued to build leadership in the personal photo scanner market and leveraged OEMs to enter the page-sized sheetfed scanner market segment. During 1997, Storm established itself as the market leader in the personal photo scanner product segment, acquired certain scanner assets from Logitech, Inc. and affiliated companies ("Logitech") (the "Logitech Acquisition"), resulting in a market leadership position in page-sized sheetfed personal scanners, and leveraged OEMs to enter the flatbed personal market segment. With the December 1997 Logitech Acquisition, the Company has expanded distribution in Europe through Logitech's existing European infrastructure, providing access to over 8,000 retail outlets in the region, broadened its underlying product portfolio and digital imaging technology, and effectively doubled its worldwide market share.


RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain line items from the Company's Condensed Consolidated Statement of Operations as a percentage of the Company's total revenues:

                                        Three Months Ended
                                            March 31,
                                       -------------------
                                       1998      1997
                                       --------- ---------
Revenues..............................    100.0%    100.0%
Cost of revenues......................     85.8%    184.1%
                                       --------- ---------
Gross profit (loss)...................     14.2%    -84.1%
                                       --------- ---------

Operating expenses:
  Research and development............      8.4%     54.5%
  Marketing and selling...............     18.1%    102.0%
  General and administrative..........     11.9%     48.0%
  Goodwill amortization...............      1.3%     21.9%
                                       --------- ---------
       Total operating expenses.......     39.7%    226.4%
                                       --------- ---------
Loss from operations..................    -25.5%   -310.5%
Interest income (expense), net........     -0.5%      4.4%
                                       --------- ---------
Net loss..............................    -26.0%   -306.1%
                                       ========= =========

        Revenues

        Revenues were $16.1 million in the first quarter of 1998, an increase of approximately eight times the $2.0 million reported in the first quarter of 1997, including revenue associated with acquired Logitech-branded product sold in Europe. Excluding such European Logitech-branded shipments, revenues for the first quarter of 1998 would have been $10.1 million, approximately five times the first quarter 1997 revenues. The substantial increase in revenues was due primarily to European sales of Logitech-branded products and increased European sales of Storm-branded products resulting from the Logitech Acquisition and continued increases in domestic unit sales volumes. The increase was also amplified by a reserve provision of $1.7 million, principally for price protection, recorded in the first quarter of 1997.

        Cost of revenues

        Cost of revenues increased to $13.8 million in the first quarter of 1998 from $3.8 million in the first quarter of 1997. Cost of revenues increased in dollar amounts as the Company incurred higher costs associated with its increase in product sales. This increase was partially offset by the $1.1 million charge to cost of revenues, primarily related to the write-down of the Company's EasyPhoto Drive inventory for purposes of reconfiguration and sale to OEM customers, recorded in the first quarter of 1997.

        Gross profit (loss)

        Gross profit was $2.3 million for the first quarter of 1998, representing 14.2% of total revenues. For the first quarter of 1997, gross loss was ($1.7) million, representing 84.1% of total revenues. The increase in gross margin during the first quarter of 1998 was primarily due to the adverse impact of the provisions for price protection and inventory write-downs in the first quarter of 1997, as described above.

        Research and development

        Research and development expenses increased to $1.3 million in the first quarter of 1998 from $1.1 million in the first quarter of 1997.
The increase in these expenses in dollar amounts from 1997 to 1998 is primarily attributable to an increase in research and development personnel to support the Company's new product development and anticipated revenue growth. The decrease in research and development expenses as a percentage of revenues from 1997 to 1998 is primarily attributable to the significant increase in 1998 revenues. The Company intends to continue to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues.

        Marketing and selling

        Marketing and selling expenses increased to $2.9 million in the first quarter of 1998 from $2.1 million in the first quarter of 1997. The increase in these expenses in dollar amounts is primarily the result of increased promotional expenses and increased headcount to support the Company's domestic and international revenue growth. The decrease in marketing and selling expenses as a percentage of revenues from 1997 to 1998 is primarily attributable to the significant growth in 1998 revenues. The Company believes that marketing and selling expenses will increase in dollar amounts as the Company expands its sales and marketing staff and promotional efforts to support the Company's anticipated revenue growth, although marketing and selling expenses may vary as a percentage of total revenues.

        General and administrative

        General and administrative expenses increased to $1.9 million in the first quarter of 1998 from $1.0 million in the first quarter of 1997.
The increase in these expenses in dollar amounts from 1997 to 1998 is primarily attributable to an increase in administrative personnel and customer support costs to support the Company's domestic and international revenue growth. The decrease in general and administrative expenses as a percentage of revenues from 1997 to 1998 is primarily attributable to the significant growth in 1998 revenues. The Company believes that such expenses will increase in dollar amounts to support the Company's anticipated revenue growth, although general and administrative expenses may vary as a percentage of total revenues.

        Goodwill amortization

        Goodwill amortization was $0.2 million for the first quarter of 1998, representing the amortization of goodwill associated with the December
1997 Logitech Acquisition over a two year period. Such goodwill and the resultant amortization charges may increase significantly in 1998, if additional consideration is paid to Logitech contingent on the achievement of certain 1998 revenue objectives in Europe. The goodwill amortization charge of $0.4 million in the first quarter of 1997 represents the write-off of the goodwill recorded in March 1996 associated with the purchase of certain photo scanner technologies from Primax.

        Interest income (expense), net

        Interest income (expense), net consists primarily of interest expense incurred in connection with the Company's line of credit and long-term obligations offset by interest earned on cash equivalents and short-term investments. Interest income (expense), net was less than $0.1 million in each of the periods presented. The Company expects interest expense to increase during 1998 in conjunction with increased borrowings under the Company's line of credit to help fund the Company's growth and interest incurred on notes payable issued and issuable to Logitech in connection with the Logitech Acquisition.

        Provision for income taxes

        No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through March 31, 1998.



LIQUIDITY AND CAPITAL RESOURCES

        From inception through the third quarter of 1996, the Company financed its working capital and capital expenditure requirements primarily through the private sale of equity securities. On October 1, 1996, the Company completed a public offering of its common stock generating net proceeds to the Company of $22.7 million. During 1997 the Company raised an additional $5.0 million from the private placement of equity securities, primarily to fund the cash portion of the Logitech Acquisition purchase price.

        During the first three months of 1998 the Company generated $4.7 million of cash from borrowings under the Company's bank line of credit and to a lesser extent secured equipment financings. These funds were used primarily to finance cash used in operating activities of $9.0 million for the three months ended March 31, 1998.

        As of March 31, 1998, the Company had approximately $0.9 million in cash and cash equivalents. The Company also has a $10.0 million revolving accounts receivable line of credit. The line of credit expires on February 27, 1999 and is secured by the assets of the Company. At
March 31, 1998, the Company had $5.3 million of borrowings under this line of credit. As of March 31, 1998, the Company's principal commitments consisted primarily of the above-mentioned line of credit and secured equipment financings, its note payable to Logitech and a lease for its office facilities. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects that, in the future, cash in excess of current requirements will be invested in investment grade, interest-bearing securities.

         The Company believes that its existing cash and investment balances, its bank line of credit and other potential financing alternatives will be sufficient to meet the Company's capital and operating requirements for the next 12 months. The Company's management is currently exploring financing alternatives to supplement Storm's cash position. Potential sources of additional financing for the Company include private equity financings, mergers, strategic investments, strategic partnerships, an increase in its available bank line of credit or other forms of debt financings. Nevertheless, there can be no assurance that such financing will be available on acceptable terms, if at all. In addition, although there are no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, the Company from time to time evaluates potential acquisitions of businesses, products and technologies and may in the future require additional equity or debt financings to consummate such potential acquisitions.

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

        Primax and a third party are currently the primary manufacturing sources for the hardware component of the Company's personal scanner products. There can be no assurance that such suppliers will be able to meet the Company's requirements for quality manufactured products, competitive pricing and timely availability or U.S. Customs' requirements for timely import into the United States. Furthermore, obtaining products from an alternative manufacturing source involves certain production start-up risks and delays, such as those associated with the procurement of materials and training of production personnel. Therefore, any inability to obtain requested quantities of quality hardware components at competitive prices from these suppliers on a timely basis or to increase manufacturing capacity from such suppliers could have a material adverse effect on the Company's business, results of operations and financial condition.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
  Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Not applicable.

ITEM 5.   OTHER INFORMATION
  Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  See Exhibit Index.
(b) Two reports on Form 8-K were filed during the quarter ended March 31, 1998. These reports filed on January 2, 1998 and January 30, 1998, announced the acquisition of certain scanner assets from Logitech and the release of the Company's 1998 first quarter operating results, respectively.

                                  SIGNATURES
  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: May 13, 1998.

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

   2.2**   Agreement for Purchase and Sale of Assets dated as of December 18,
           1997.

   2.3**   Joint Sales and Marketing Agreement dated as of December 18, 1997.

   3.1*    Sixth Amended and Restated Articles of Incorporation of Storm
           California.

   3.2*    Certificate of Incorporation of Storm Delaware.

   3.3*    Bylaws of Storm California.

   3.4*    Bylaws of Storm Delaware.

   3.10** Certificate of Designation for Series A 8.5% Convertible Preferred Stock filed December 18, 1997.

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