Form 10-Q/A
period 1998-03-31
STORM TECHNOLOGY INC
filed 1998-06-11
CIK 1017546

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q/A



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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
                            STORM TECHNOLOGY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                           (In thousands, unaudited)

                                                      March 31,    December 31,
                                                      1998         1997
                                                      -----------  -----------
                     ASSETS
Current assets:
  Cash and cash equivalents........................         $867       $5,310
  Accounts receivable, net.........................       11,229       10,204
  Inventories......................................        6,121        3,795
  Other current assets.............................          384          355
                                                      -----------  -----------
     Total current assets..........................       18,601       19,664

Property and equipment, net........................        1,523        1,523
Goodwill...........................................        1,448        1,655
Other assets.......................................           10           40
                                                      -----------  -----------
       Total assets................................      $21,582      $22,882
                                                      ===========  ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.................................       $4,860       $3,903
  Accrued liabilities..............................        1,651        3,935
  Trade payables to related parties................       11,267       11,831
  Line of credit...................................        5,300        1,000
  Convertible note payable to related party........        4,000           --
  Current portion of long-term obligations.........          249          151
                                                      -----------  -----------
     Total current liabilities.....................       27,327       20,820

Convertible note payable to related party..........           --        4,000
Long-term obligations..............................          616          401
                                                      -----------  -----------
     Total liabilities.............................       27,943       25,221
                                                      -----------  -----------
Contingency (Note3)

Stockholders' equity (deficit):
  Convertible preferred stock......................            1            1
  Common stock.....................................           13           13
  Additional paid-in capital.......................       45,801       45,662
  Deferred compensation............................          (64)         (80)
  Accumulated deficit..............................      (52,112)     (47,935)
                                                      -----------  -----------
     Total stockholders' equity (deficit)..........       (6,361)      (2,339)
                                                      -----------  -----------
       Total liabilities and
        stockholders' equity (deficit).............      $21,582      $22,882
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

                            STORM TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands, unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                            1998      1997
                                                            --------- ---------
Cash flows from operating activities:
   Net loss............................................      ($4,177)  ($6,266)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization...................          436       562
       Changes in assets and liabilities:
           Accounts receivable.........................       (1,025)    6,106
           Inventories.................................       (2,326)   (1,248)
           Other current assets........................          (29)       26
           Other assets................................           30         6
           Accounts payable............................          957       247
           Accrued liabilities.........................       (2,284)       68
           Trade payables to related parties...........         (564)   (2,459)
                                                            --------- ---------
       Net cash used in operating activities...........       (8,982)   (2,958)
                                                            --------- ---------
Cash flows from investing activities:
   Purchase of property and equipment..................         (213)     (155)
   Sales of short-term investments.....................           --       830
                                                            --------- ---------
       Net cash provided by (used in) investing
        activities.....................................         (213)      675
                                                            --------- ---------
Cash flows from financing activities:
   Net proceeds from line of credit....................        4,300        --
   Proceeds from secured equipment financings..........          362        --
   Repayment of secured equipment financings...........          (49)       --
   Proceeds from issuance of common stock..............          132        --
   Other...............................................            7       (19)
                                                            --------- ---------
       Net cash provided by (used in) financing
        activities.....................................        4,752       (19)
                                                            --------- ---------
Net decrease in cash and cash equivalents..............       (4,443)   (2,302)
Cash and cash equivalents at the beginning of the
 period................................................        5,310     7,335
                                                            --------- ---------
Cash and cash equivalents at the end of the period.....         $867    $5,033
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

NOTE 2--RESTATEMENT:

       The Company's Form 10-Q for the quarter ended March 31, 1998 has been restated to reflect the March 26, 1999 maturity date of the convertible note payable to related party. As this note is due within one year of the March 31, 1998 balance sheet date, it has been reclassified as a current liability.

NOTE 3--CONTINGENCY:

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

Date: June 10, 1998.

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