Form 10-Q
period 1998-06-30
STORM TECHNOLOGY INC
filed 1998-08-12
CIK 1017546

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

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


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  The number of shares of the Registrant's Common Stock outstanding as of June 30, 1998 was 14,081,683.

                            STORM TECHNOLOGY, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet at June 30, 1998 and
 December 31, 1997

Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 1998 and 1997

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 1998 and 1997

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                            STORM TECHNOLOGY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                           (In thousands, unaudited)

                                                      June 30,     December 31,
                                                      1998         1997
                                                      -----------  -----------
                     ASSETS
Current assets:
  Cash and cash equivalents........................          $21       $5,310
  Accounts receivable, net.........................        8,414       10,204
  Inventories......................................        3,406        3,795
  Other current assets.............................          193          355
                                                      -----------  -----------
     Total current assets..........................       12,034       19,664

Property and equipment, net........................        1,337        1,523
Goodwill...........................................        1,241        1,655
Other assets.......................................           10           40
                                                      -----------  -----------
       Total assets................................      $14,622      $22,882
                                                      ===========  ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.................................       $6,802       $3,903
  Accrued liabilities..............................        4,119        3,935
  Trade payables to related parties................       13,187       11,831
  Line of credit...................................          666        1,000
  Current portion of long-term obligations.........          260          151
  Convertible note payable to related party........        4,105          --
                                                      -----------  -----------
     Total current liabilities.....................       29,139       20,820

Convertible note payable to related party..........          --         4,000
Long-term obligations..............................          542          401
                                                      -----------  -----------
     Total liabilities.............................       29,681       25,221
                                                      -----------  -----------
Contingency (Note 3)

Stockholders' equity (deficit):
  Convertible preferred stock......................            1            1
  Common stock.....................................           14           13
  Additional paid-in capital.......................       48,214       45,662
  Deferred compensation............................          (56)         (80)
  Accumulated deficit..............................      (63,232)     (47,935)
                                                      -----------  -----------
     Total stockholders' equity (deficit)..........      (15,059)      (2,339)
                                                      -----------  -----------
       Total liabilities and
        stockholders' equity (deficit).............      $14,622      $22,882
                                                      ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                             STORM TECHNOLOGY, INC.
                  CONDENSED  CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                        Three Months Ended   Six Months Ended
                                           June 30,              June 30,
                                       -------------------  -------------------
                                       1998      1997       1998      1997
                                       --------- ---------  --------- ---------
Revenues..............................  $10,302    $6,602    $26,361    $8,649
Cost of revenues......................   14,299     6,300     28,082    10,068
                                       --------- ---------  --------- ---------
Gross profit (loss)...................   (3,997)      302     (1,721)   (1,419)
                                       --------- ---------  --------- ---------

Operating expenses:
  Research and development............    1,580     1,289      2,929     2,405
  Marketing and selling...............    2,691     1,991      5,594     4,079
  General and administrative..........    1,630     1,158      3,544     2,141
  Goodwill amortization...............      207       --         414       448
                                       --------- ---------  --------- ---------
       Total operating expenses.......    6,108     4,438     12,481     9,073
                                       --------- ---------  --------- ---------
Loss from operations..................  (10,105)   (4,136)   (14,202)  (10,492)
Interest income (expense), net........     (387)       90       (467)      180
                                       --------- ---------  --------- ---------
Net loss..............................  (10,492)   (4,046)   (14,669)  (10,312)

Embedded yield on preferred stock.....     (628)      --        (628)      --
                                       --------- ---------  --------- ---------
Net loss applicable to common
 stockholders......................... ($11,120)  ($4,046)  ($15,297) ($10,312)
                                       ========= =========  ========= =========
Basic and diluted net loss per
 share................................   ($0.82)   ($0.39)    ($1.15)   ($0.99)
                                       ========= =========  ========= =========

Weighted average number of
 common shares outstanding............   13,637    10,406     13,247    10,415
                                       ========= =========  ========= =========

  The accompanying notes are an integral part of these financial statements.

                            STORM TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands, unaudited)

                                                             Six Months Ended
                                                                June 30,
                                                            -------------------
                                                            1998      1997
                                                            --------- ---------
Cash flows from operating activities:
   Net loss............................................     ($14,669) ($10,312)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation, amortization and other non-cash
         charges.......................................        1,118       711
       Changes in assets and liabilities:
           Accounts receivable.........................        1,790     2,739
           Inventories.................................          389     2,120
           Other current assets........................          162       185
           Other assets................................           30        36
           Accounts payable............................        2,899    (1,259)
           Accrued liabilities.........................          184       974
           Trade payables to related parties...........        1,356    (1,730)
                                                            --------- ---------
       Net cash used in operating activities...........       (6,741)   (6,536)
                                                            --------- ---------
Cash flows from investing activities:
   Purchase of property and equipment..................         (388)     (810)
   Sales of short-term investments.....................           --     2,800
                                                            --------- ---------
       Net cash provided by (used in) investing
        activities.....................................         (388)    1,990
                                                            --------- ---------
Cash flows from financing activities:
   Net repayments of line of credit....................         (334)       --
   Proceeds from secured equipment financings..........          362        --
   Repayment of secured equipment financings...........         (112)       --
   Proceeds from issuance of common stock..............          144        23
   Proceeds from issuance of convertible preferred
     stock and other...................................        1,780       (20)
                                                            --------- ---------
       Net cash provided by financing activities.......        1,840         3
                                                            --------- ---------
Net decrease in cash and cash equivalents..............       (5,289)   (4,543)
Cash and cash equivalents at the beginning of the
 period................................................        5,310     7,335
                                                            --------- ---------
Cash and cash equivalents at the end of the period.....          $21    $2,792
                                                            ========= =========

  The accompanying notes are an integral part of these financial statements.

                            STORM TECHNOLOGY, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION:

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

NOTE 2-CONVERTIBLE PREFERRED STOCK:

        On June 4, 1998 the Company issued 20,000 shares of Series B Convertible Preferred Stock at a per share price of $100. Proceeds to the Company totaled approximately $1.8 million net of issuance costs. Each share of Series B Preferred Stock is convertible by the holder into shares of the Company's common stock at a conversion price which is approximately 80% of the then applicable market price of the Company's common stock. Such discount, calculated as of the issuance date, has been reflected as embedded yield on preferred stock in the Condensed Consolidated Statement of Operations for the quarter ended June 30, 1998.

NOTE 3-CONTINGENCY:

        In March 1997, a suit was filed in the Superior Court of California naming Storm, certain of the Company's officers and certain other entities as defendants in a purported class action lawsuit. The lawsuit, as amended in May 1998, alleges certain violations of state and federal securities laws in connection with the Company's operating results for the fourth quarter of 1996, and seeks unspecified damages.
A similar complaint was filed in the United States District Court by the same plaintiffs in December 1997. The Company believes that the allegations are without merit and intends to vigorously defend itself in such matters.

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


RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain line items from the Company's Condensed Consolidated Statement of Operations as a percentage of the Company's total revenues:

                                        Three Months Ended   Six Months Ended
                                           June 30,              June 30,
                                       -------------------  -------------------
                                       1998      1997       1998      1997
                                       --------- ---------  --------- ---------
Revenues..............................    100.0%    100.0%     100.0%    100.0%
Cost of revenues......................    138.8%     95.4%     106.5%    116.4%
                                       --------- ---------  --------- ---------
Gross profit (loss)...................    -38.8%      4.6%      -6.5%    -16.4%
                                       --------- ---------  --------- ---------

Operating expenses:
  Research and development............     15.4%     19.5%      11.2%     27.7%
  Marketing and selling...............     26.1%     30.2%      21.2%     47.2%
  General and administrative..........     15.8%     17.5%      13.4%     24.8%
  Goodwill amortization...............      2.0%      0.0%       1.6%      5.2%
                                       --------- ---------  --------- ---------
       Total operating expenses.......     59.3%     67.2%      47.4%    104.9%
                                       --------- ---------  --------- ---------
Loss from operations..................    -98.1%    -62.6%     -53.9%   -121.3%
Interest income (expense), net........     -3.7%      1.3%      -1.7%      2.1%
                                       --------- ---------  --------- ---------
Net loss..............................   -101.8%    -61.3%     -55.6%   -119.2%
                                       ========= =========  ========= =========

        Revenues

        Revenues were $10.3 million in the second quarter of 1998, an increase of 56% from the $6.6 million reported in the second quarter of 1997. Revenues increased to $26.4 million for the six months ended June 30, 1998 from $8.6 million in the comparable period of 1997. The substantial increase in revenues was due primarily to European sales of Logitech-branded products and increased European sales of Storm-branded products resulting from the Logitech Acquisition and continued increases in domestic unit sales volumes.

        Cost of revenues

        Cost of revenues increased to $14.3 million in the second quarter of 1998 from $6.3 million in the second quarter of 1997. Cost of revenues were $28.1 million and $10.1 million for the six month periods ended
June 30, 1998 and 1997, respectively. Cost of revenues increased in dollar amounts as the Company incurred higher costs associated with its increase in product sales and due to a reserve provision recorded in the second quarter of 1998. This reserve provision, totaling approximately
$4.4 million, was primarily related to the write-down of inventory associated with the Company's transition to its new line of differentiated scanner products. Included in the 1997 cost of revenues was a $1.1 million charge, primarily related to the write-down of the Company's EasyPhoto Drive inventory for purposes of reconfiguration and sale to OEM customers, recorded in the first quarter of 1997.

        Gross profit (loss)

        Gross loss was ($4.0) million for the second quarter of 1998, representing (38.8%) of total revenues. For the second quarter of 1997, gross profit was $0.3 million, representing 4.6% of total revenues. Gross loss was ($1.7) million and ($1.4) million, respectively, for the six month periods ended June 30, 1998 and 1997, representing (6.5%) and (16.4%), respectively, of total revenues for such periods. The negative gross margins during the second quarter of 1998 and the six months ended June 30, 1998 and 1997 were primarily due to the adverse impact of the provisions for inventory write-downs in the second quarter of 1998 and the first quarter of 1997, as described above.

        Research and development

        Research and development expenses increased to $1.6 million in the second quarter of 1998 from $1.3 million in the second quarter of 1997. Research and development expenses were $2.9 million and $2.4 million, respectively, for the six month periods ended June 30, 1998 and 1997.
The increase in these expenses in dollar amounts from 1997 to 1998 is primarily attributable to an increase in research and development personnel to support the Company's new product development and anticipated revenue growth. The decrease in research and development expenses as a percentage of revenues from 1997 to 1998 is primarily attributable to the significant increase in 1998 revenues. The Company intends to continue to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues.

        Marketing and selling

        Marketing and selling expenses increased to $2.7 million in the second quarter of 1998 from $2.0 million in the first quarter of 1997. Marketing and selling expenses increased to $5.6 million for the six months ended June 30, 1998 from $4.1 million for the comparable period in 1997. The increase in these expenses in dollar amounts is primarily the result of increased promotional expenses to support the Company's domestic and international revenue growth. The decrease in marketing and selling expenses as a percentage of revenues from 1997 to 1998 is primarily attributable to the significant growth in 1998 revenues. The Company intends to continue to allocate substantial resources to marketing and selling activities, but marketing and selling expenses may vary as a percentage of total revenues.

        General and administrative

        General and administrative expenses increased to $1.6 million in the second quarter of 1998 from $1.2 million in the second quarter of 1997.
For the six months ended June 30, 1998, general and administrative expenses increased to $3.5 million from $2.1 million in the comparable period of 1997. The increase in these expenses in dollar amounts from 1997 to 1998 is primarily attributable to an increase in administrative personnel and customer support costs to support the Company's domestic and international revenue growth. The decrease in general and administrative expenses as a percentage of revenues from 1997 to 1998 is primarily attributable to the significant growth in 1998 revenues. The Company intends to continue to allocate substantial resources to general and administrative activities, but general and administrative expenses may vary as a percentage of total revenues.

        Goodwill amortization

        Goodwill amortization was $0.2 million and $0.4 million for the three and six month periods ended June 30, 1998, respectively, representing the amortization of goodwill associated with the December 1997 Logitech Acquisition over a two year period. The Company expects that such goodwill and the resultant amortization charges will increase significantly in 1998, as additional consideration is paid to Logitech based on the achievement of certain 1998 revenue objectives in Europe.
The goodwill amortization charge of $0.4 million in the first quarter of 1997 represents the write-off of the remaining goodwill associated with the purchase of certain photo scanner technologies from Primax.

        Interest income (expense), net

        Interest income (expense), net consists primarily of interest expense incurred in connection with the Company's line of credit and long-term obligations offset by interest earned on cash equivalents and short-term investments. Interest income (expense), net was less than $0.5 million in each of the periods presented. The Company expects interest expense to increase during 1998 in conjunction with increased borrowings under the Company's line of credit to help fund the Company's growth and interest incurred on notes payable issued and issuable to Logitech in connection with the Logitech Acquisition.

        Provision for income taxes

        No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses from inception through June 30, 1998.



LIQUIDITY AND CAPITAL RESOURCES

        From inception through the third quarter of 1996, the Company financed its working capital and capital expenditure requirements primarily through the private sale of equity securities. On October 1, 1996, the Company completed a public offering of its common stock generating net proceeds to the Company of $22.7 million. During 1997 and the second quarter of 1998 the Company raised an additional $5.0 million and $2.0 million, respectively, from the private placement of equity securities.

        During the first six months of 1998 the Company used cash of $6.7 million in operating activities, an increase of $0.2 million from the comparable period of 1997. Such operating activities were funded partially from the issuance of Series B convertible preferred stock totaling $2.0 million and, to a lesser extent, proceeds from secured equipment financings.

        As of June 30, 1998, the Company had approximately $0.1 million in cash and cash equivalents and a $10.0 million revolving accounts receivable line of credit. The line of credit expires on February 27, 1999 and is secured by the assets of the Company. At June 30, 1998, the Company had $0.7 million of borrowings outstanding under this line of credit and additional availability of approximately $5 million. Principally due to the reserve provisions recorded in the second quarter of 1998, the Company would not have been in compliance with its tangible net worth bank covenant as of June 30, 1998 had the bank not waived such covenant. In conjunction with the waiver, the line of credit was reduced to $6.0 million. The Company is currently negotiating a revised covenant with the bank. As of June 30, 1998, the Company's principal commitments consisted primarily of the above-mentioned line of credit, secured equipment financings, trade payables to Primax, a note payable to Logitech and a lease for its office facilities. The Company and Primax are currently in negotiations with regard to the net balance of trade payables due to Primax and a related payment plan. In conjunction with such discussions, both parties agreed to a "stand-still" period extending through early September 1998. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects that, in the future, cash in excess of current requirements will be invested in investment grade, interest-bearing securities.

         The Company believes that it will require supplemental financing in addition to its existing cash balances and its bank line of credit to meet the Company's capital and operating requirements for the next 12 months. The Company's management is currently exploring financing alternatives to supplement Storm's cash position. Potential sources of additional financing for the Company include private equity financings, mergers, strategic investments, strategic partnerships, an increase in its available bank line of credit or other forms of debt financings. Nevertheless, there can be no assurance that such financing will be available on acceptable terms, if at all. In addition, although there are no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, the Company from time to time evaluates potential acquisitions of businesses, products and technologies and may in the future require additional equity or debt financings to consummate such potential acquisitions.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        The Company's quarterly and annual operating results are affected by a wide variety of risks and uncertainties as discussed below and in the Company's Form 10-K. This Report on Form 10-Q should be read in conjunction with such Form 10-K.

        The Company, which was founded in January 1990, has incurred net losses in every period since inception and has a negative net worth. Additionally, the Company is currently in negotiations with its bank to revise the covenant requirements under its line of credit and with Primax to agree on a modified payment plan for its existing trade payables. There can be no assurance that the Company will attain profitability, or, if profitability is attained, that the Company will sustain profitability on a quarterly or an annual basis. Furthermore, the failure to gain supplemental financing or complete such negotiations on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results and financial condition.

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

        The Company is currently transitioning production of its scanner products to a subcontract manufacturer in Mexico and a third party scanner manufacturer in Taiwan. There can be no assurance that such suppliers will be able to meet the Company's requirements for quality manufactured products, competitive pricing and timely availability or U.S. Customs' requirements for timely import into the United States. Furthermore, obtaining products from alternative manufacturing sources involves certain production start-up risks and delays, such as those associated with the procurement of materials and training of production personnel. Therefore, any inability to obtain requested quantities of quality hardware components at competitive prices from these suppliers on a timely basis or to increase manufacturing capacity from such suppliers could have a material adverse effect on the Company's business, results of operations and financial condition.

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

        In March 1997, a suit was filed in the Superior Court of California naming Storm, certain of the Company's officers and certain other entities as defendants in a purported class action lawsuit. The lawsuit, as amended in May 1998, alleges certain violations of state and federal securities laws in connection with the Company's operating results for the fourth quarter of 1996, and seeks unspecified damages.
A similar complaint was filed in the United States District Court by the same plaintiffs in December 1997. The Company believes that the allegations are without merit and intends to vigorously defend itself in such matters. However, there can be no assurance that the ultimate outcome of such lawsuits will not have a material adverse effect on the Company's business, operating results and financial condition.

        The Company's common stock was recently delisted from the Nasdaq National Market and is currently traded on the non-Nasdaq OTC Bulletin Board Market. Because the Company's securities are not listed on NASDAQ, trading in the Company's common stock is subject to certain rules promulgated under the Exchange Act, which impose additional disclosure and various sales practice requirements on broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company's common stock and the ability of purchasers of the Company's common stock to resell such securities in the secondary market.

        The Company has recently experienced growth in the number of employees, the scope of its operating and financial systems and the geographic distribution of its operations and customers. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to assimilate such new personnel and to implement and improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully


PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

        In March 1997, a suit was filed in the Superior Court of California naming Storm, certain of the Company's officers and certain other entities as defendants in a purported class action lawsuit. The lawsuit, as amended in May 1998, alleges certain violations of state and federal securities laws in connection with the Company's operating results for the fourth quarter of 1996, and seeks unspecified damages.
A similar complaint was filed in the United States District Court by the same plaintiffs in December 1997. The Company believes that the allegations are without merit and intends to vigorously defend itself in such matters.

ITEM 2.   CHANGES IN SECURITIES
  Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
  Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  The Company held its Annual Meeting of Shareholders on May 7, 1998. The matters described below were voted on at such Meeting and the number of votes cast with respect to each matter are enumerated below.

Proposal I -   Election of Directors
                                    For      Against    Abstain
                                 ---------- ---------- ----------
        Richard C. Alberding     9,196,994     53,436
        Louis J. Doctor          9,196,994     53,436
        James M. Koshland        9,196,994     53,436
        L. William Krause        9,196,894     53,536
        William H. Lane III      9,196,994     53,436
        Adriaan Ligtenberg       9,196,994     53,436

Proposal II -  To ratify the issuance of Series A 8.5% Convertible
               Preferred Stock
                                    For      Against    Abstain
                                 ---------- ---------- ----------
                                 6,375,043    116,611  2,758,776

Proposal III - To ratify the acquisition of certain assets of
               Logitech, Inc. and certain of its affiliated companies

                                    For      Against    Abstain
                                 ---------- ---------- ----------
                                 6,416,609      9,400  2,824,421

Proposal IV-   To ratify the appointment of Price Waterhouse LLP as
               the Company's independent public accountants for fiscal
               year 1998.
                                    For      Against    Abstain
                                 ---------- ---------- ----------
                                 9,238,318      2,700      9,412

ITEM 5.   OTHER INFORMATION
  Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
(a)     See Exhibit Index.
(b) One report on Form 8-K was filed during the three month period ended June 30, 1998. This report filed on June 16, 1998, announced the issuance of the Company's Series B Convertible
Preferred Stock.

                                  SIGNATURES
  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: August 12, 1998.

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

   3.11** Certificate of Designation for Series B Convertible Preferred Stock filed June 3, 1998.

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

  ** Filed as an exhibit to the Company's Report on Form 8-K filed on January 2, 1998 or June 3, 1998 and incorporated herein by reference.

     All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.